Form 10-Q
period 1996-06-30
HORTITECH INC
filed 1996-09-30
CIK 805902

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996   Commission File No. 33-9782-LA
                                                 ------------------------------


                                   HORTITECH, INC.
  -----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              UTAH                                           87-0444506
- ------------------------------------------------    ---------------------------
(State or other jurisdiction of incorporation           (I.R.S.. Employer
 or organization)                                        Identification No.)


16935 W. Bernardo Dr., Suite 232, San Diego, California           92127
- -------------------------------------------------------     -------------------
       (Address of principal executive offices)                 (Zip Code)


          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 618-1710


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                            Outstanding as of June 30. 1996
- ----------------------                 ----------------------------------------
CLASS A COMMON STOCK                                   1,227,757
$0.001 PAR VALUE

                                        INDEX

                                   HORTITECH,, INC.
                            (A DEVELOPMENT STAGE COMPANY)

    PART 1.   FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)                              2

    CONDENSED BALANCE SHEETS-JUNE 30, 1996, AND DECEMBER 31, 1995           3

    CONDENSED STATEMENT OF OPERATIONS
    THREE MONTHS ENDED JUNE 30, 1996 FROM INCEPTION                         4

    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                   5

    CONDENSED STATEMENTS OF CASH FLOW
    THREE MONTHS ENDED JUNE 30, 1996                                        6

    NOTES TO CONDENSED FINANCIAL STATEMENTS
    JUNE 30, 1996                                                         7,8

    BASIS OF PRESENTATION                                                   9

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          10

    PART II.  OTHER INFORMATION                                            10

    SIGNATURES                                                             11

                            PART 1 - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
                       ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

- --------------------------------------------------------------------------------
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore does not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Company as of June 30, 1996 and the related audited balance sheet of the Company as of December 31, 1995, the unaudited related statements of operations and cash flows for six month period ended June 30, 1996 and the year ended December 31, 1995, and the unaudited statement of shareholders' equity for three months ended June 30, 1996.

Operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.




                 [The rest of this page is intentionally left blank]

                                   HORTITECH,, INC.

                        (Formerly Western Antenna Corporation)
                            (a development stage company)
                                    Balance Sheets

                                     (Unaudited)

                                        ASSETS

CURRENT ASSETS                                           June 30       Dec. 31
                                                           1996          1995
                                                         -------       -------

Cash                                                    $  1,021      $    714
  Accounts Receivable                                          0         3,500
                                                        --------      --------

  Total Current Assets                                     1,021         4,214
                                                        --------      --------

  TOTAL ASSETS                                          $  1,021      $  4,214
                                                        --------      --------
                                                        --------      --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (LOSS)

CURRENT LIABILITIES

Accounts payable                                        $    935      $     23
Taxes payable                                                  0             0
                                                        --------      --------

  Total Current Liabilities                                  935            23

LONG TERM DEBT

Note Payable                                                   0             0
                                                        --------      --------

  Total Long-Term Debt                                         0             0
                                                        --------      --------

    TOTAL LIABILITIES                                        935            23
                                                        --------      --------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized
200,000,000 shares; 1,227,757 shares
issued and outstanding.                                    1,228         1,228
Additional paid-in capital                               228,517       228,517
Deficit accumulated during the
  development stage                                     (229,659)     (225,554)
                                                        --------      --------

  Total Stockholders Equity (Deficit)                         86         4,191

  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                      $  1,021      $  4,214
                                                        --------      --------
                                                        --------      --------


      The accompanying notes are an integral part of these financial statements

                                   HORTITECH,, INC.
                        (formerly Western Antenna Corporation)
                            (a development stage company)

                               Statement of Operations

                                     (Unaudited)

                               6 Mo. Ended              For the Years Ending
                                 June 30                    December 31,
                                 1996                1995                1994
                                 ----                ----                ----

REVENUES                      $      0            $      0            $      0
                              --------            --------            --------

EXPENSES                        (4,105)             (6,019)                  0
                              --------            --------            --------

LOSS FROM DISCONTINUED
 OPERATIONS                                              0              (9,162)
                              --------            --------            --------

NET LOSS                      $ (4,105)           $ (6,019)           $ (9,162)

EXTRA ORDINARY GAIN                                  4,759
                              --------            --------

NET LOSS                      $ (4,105)             (1,260)
                              --------            --------
                              --------            --------


      The accompanying notes are an integral part of these financial statements

                                   HORTITECH, INC.
                        (formerly Western Antenna Corporation)
                            (a development stage company)

                                 SHAREHOLDERS' EQUITY
                                     (Unaudited)

                                      COMMON STOCK
                                      ------------   ADD'L PAID      ACCUM.
                                 SHARES      AMOUNT  IN CAPITAL     DEFICIT
                                 ------      ------  ----------     -------

Balance, December 31, 1995    1,227,757    $  1,228   $ 228,517  $ (225,554)

Shares Issued for Cash                0           0           0           0
 June 30,1996

Net Loss, June 30,1996                                               (4,105)
                             -----------------------------------------------

Balance, June 30,1996         1,227,757    $  1,228   $ 228,517  $ (229,659)
                            -----------    --------   ---------  ----------
                            -----------    --------   ---------  ----------


      The accompanying notes are an integral part of these financial statements

                                   HORTITECH, INC.
                              (formerly Western Antenna
                                     Corporation)
                            (a development stage company)

                               Statements of Cash Flows

                                     (Unaudited)

                                                  6 Months Ended   Year Ended
                                                      June 30      December 31
                                                        1996           1995
                                                   -------------   -----------

OPERATING ACTIVITIES:

Changes in Operating Assets
and Liabilities
  Net loss                                             $  (4,105)     $ (5,786)
  Decrease in Accts Receivable                             3,500             0
  Increase (decrease) in accounts
   payable, taxes payable and
   notes payable                                             912             0
                                                       ---------      --------

    Net Cash Used by
     Operating Activities                                    307        (5,786)
                                                       ---------      --------

INVESTING ACTIVITIES:                                          0        (3,500)

FINANCING ACTIVITIES:
  Cash contributed to additional
   paid-in capital                                             0         9,900
  Stock offering cost
  Issuance of common stock                                     0           100
                                                       ---------      --------

    Net Cash Provided by
     Financing Activities                                      0        10,000
                                                       ---------      --------

  Increase in Cash                                           307           714

  Cash at Beginning of Period                                714             0
                                                       ---------      --------

  Cash at End of Period                                $   1,328      $    714
                                                       ---------      --------
                                                       ---------      --------

  Supplemental Cash Flow
  Information
   Interest                                            $       -      $      -
   Taxes

  Non Cash Financing Activities:
   Stock issued for services                           $       -      $      -


      The accompanying notes are an integral part of these financial statements

                                   HORTITECH, INC.
                        (formerly Western Antenna Corporation)
                            (a development stage company)

                                     (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.   Organization

         The financial statements presented are those of Hortitech, Inc. (formerly Western Antenna Corporation), (a development stage company). The Company was incorporated under the laws of the state of Utah on October 24, 1986. The Company completed a public offering of equity securities in November 1987. The net proceeds received by the Company was $150,000. On August 31, 1987, the Company completed acquisition of all the outstanding common shares of Western Antenna Research, Inc., a Colorado corporation. The Company's name was subsequently changed to Western Antenna Corporation. After two years of unsuccessful operations, the name of the Company was changed to Hortitech, Inc. on November 29, 1989. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit.

         B.   Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

         C.   Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         D.   Provision for Taxes

         At December 31, 1995, the Company has net operating loss carryforwards totaling approximately $226,084 that may be offset against future taxable income through 2009. No tax benefit has been reported in 1995 financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by valuation allowance of the same amount.

         E.   Significant Accounting Policies

         Additional accounting policies will be determined when principal operations begin.

NOTE 2.  GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 3. With the filing of the 1OK for 1995, Hortitech is now listed on NASD pink sheets under "HTIK", cusip number 440822104.

NOTE 4. The note due from Donner Corporation was paid. The $3,500.00 was received as a previously paid Legal expense (Carmine Bua) of $2,500 by Donner and $1,000 cash.

PART 1.  FINANCIAL INFORMATION

         BASIS OF PRESENTATION

         General

         The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report in Form 10-KSB for the year ended December 31, 1995. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.




                 [The rest of this page is intentionally left blank]

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         INTRODUCTION

         The Registrant is a "development stage company." Management has been seeking opportunities to acquire operating entities, which in the opinion of management will provide a profit to the registrant. On September 6, 1994, the Company effected a ten for one reverse stock split.

         RESULTS OF OPERATIONS

         The Company has no operations for the three months ended March 31, 1996 and no operations for the six months ended June 30, 1996. The Company accrued for general and administrative expenses $-0- for the first six months of 1996 compared with $ 1,000 for 1995.

         FINANCIAL CONDITION

         The Company generated cash from receiving payment on a note for $3,500 and paid its accounts payable and accounting amounts due. The Company had no other operations for the six months, ended June 30, 1996. The Company accrued $-0- general or administrative expenses for the first quarter of 1996 compared to $1,000 for 1995. Occasionally, the Company may enter into transactions for working capital pursuant to which debt can be extinguished, including recapitalization. There can be no assurance that any further such transactions will be undertaken or will be favorable to the stockholders.

PART II. OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS

                   Not Applicable.

         ITEM 2.   CHANGE IN SECURITIES

                   Not Applicable

         ITEM 3.   DEFAULTS ON SENIOR SECURITIES

                   Not Applicable

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not Applicable

         ITEM 5.   EXHIBITS ON REPORTS OF FORM 8-K

                   A.   Exhibits                           none
                   B.   Reports on Form 8K                 none

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned "hereunto duly authorized.


Date:                                  Hortitech, Inc.
      ------------


                                       -------------------------------------
                                       Patrick M. Flynn, President
                                       Chief Executive Officer and Director



Date:
      ------------                     -------------------------------------
                                       Glennis E. Temrne
                                       Prinicipal Financial Officer/Director