Form 10-Q/A
period 1996-06-30
HORTITECH INC
filed 1996-10-31
CIK 805902

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     FORM 10-Q/A

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996   Commission File No. 33-9782-LA
                                                 ------------------------------


                                   HORTITECH, INC.
  -----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              UTAH                                           87-0444506
------------------------------------------------    ---------------------------
(State or other jurisdiction of incorporation           (I.R.S.. Employer
 or organization)                                        Identification No.)


16935 W. Bernardo Dr., Suite 232, San Diego, California           92127
-------------------------------------------------------     -------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                            Outstanding as of June 30. 1996
----------------------                 ----------------------------------------
CLASS A COMMON STOCK                                   1,227,757
$0.001 PAR VALUE

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned "hereunto duly authorized.


Date: October 31, 1996                 Hortitech, Inc.
      ----------------

                                       /s/ Patrick M. Flynn
                                       -------------------------------------
                                       Patrick M. Flynn, President
                                       Chief Executive Officer and Director



Date: October 31, 1996                 /s/ Glennis E. Temrne
      ----------------                 -------------------------------------
                                       Glennis E. Temrne
                                       Prinicipal Financial Officer/Director