Form 10-Q
period 1996-09-30
HORTITECH INC
filed 1996-12-30
CIK 805902

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 ------------

                                  FORM 10-Q



[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996 Commission File No. 33-9782-LA
                                                  ------------------------------

                                 HORTITECH, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


                  UTAH                                 87-0444506
-----------------------------------------     ---------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
or organization)                                  No.)


16935 W. Bernardo Dr., Suite 232, San Diego, CA           92127
-----------------------------------------------     ----------------
   (Address of principal executive offices)            (Zip Code)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619) 618-1710


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


        Class                   Outstanding as of September 30, 1996
---------------------          ---------------------------------------
CLASS A COMMON STOCK                       18,845,555
$0.001 PAR VALUE

                                     INDEX

                                HORTITECH, INC.
                        (A DEVELOPMENT STAGE COMPANY)

          PART 1.        FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)                           2

          CONDENSED BALANCE SHEETS-SEPTEMBER 30,1996, AND DECEMBER 31, 1995    3

          CONDENSED STATEMENT OF OPERATIONS-
          SIX MONTHS ENDED SEPTEMBER 30, 1996 FROM INCEPTION                   4

          CONDENSED STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIT)                 5

          CONDENSED STATEMENTS OF CASH FLOW
          SIX MONTHS ENDED SEPTEMBER 30, 1996                                  6

          NOTES TO CONDENSED FINANCIAL STATEMENTS
          SEPTEMBER 30, 1996                                                 7,8

          BASIS OF PRESENTATION                                                9

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                       10

          PART II.  OTHER INFORMATION                                         10

          SIGNATURES                                                          11

     PART 1 - FINANCIAL INFORMATION
-------------------------------------------------------------------------------
     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

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

The unaudited balance sheet of the Company as of September 30, 1996 and the related audited balance sheet of the Company as of December 31, 1995, the unaudited related statements of operations and cash flows for nine month period ended September 30, 1996 and the year ended December 31, 1995, and the unaudited statement of shareholders' equity for nine months ended September 30, 1996.

Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.




     [The rest of this page is intentionally left blank]

                                HORTITECH, INC.
                                 Balance Sheet
                              September 30, 1996
                                  (Unaudited)

                              ASSETS

                              September 30, 1996       December 31, 1995
                              ------------------       -----------------
Cash in Bank                      $  86,841                 $  714
Accounts Receivable                                          3,500
Marketable Securities
      Spa International              21,520
Market Value Adjustment            $  3,480
Organizational Expense             $ 55,280
                              ------------------       -----------------
Total Assets                       $167,121                 $4,214
                              ------------------       -----------------
                              ------------------       -----------------

                            LIABILITIES

Current Liabilities
     Accounts Payable              $      0                 $   23
                              ------------------       -----------------
Total Liabilities                  $      0                 $   23
                              ------------------       -----------------
                              ------------------       -----------------

                        SHAREHOLDERS' EQUITY

Common Stock @ $.001 par value
200,000,000 shares authorized
Issued *18,845,555 in 1996,
1,227,757 in 1995                    18,845                  1,228
Additional Paid-In Capital          382,362                228,517
Prior Retained Earnings            (225,554)
Retained Earnings (Loss)             (8,532)              (225,554)
                              ------------------       -----------------
Total Equity                     $  167,121               $  4,191
                              ------------------       -----------------
TOTAL LIABILITIES & EQUITY       $  167,121               $  4,214
                              ------------------       -----------------
                              ------------------       -----------------

*Adjusted for 50:1 reverse split 7/7/96

                                HORTITECH, INC.
                           Statement of Operations
                                 (Unaudited)



                                  9 months ended      For Years Ended
                                  Sept. 30, 1996     1995         1994
                                  ------------------------------------
Revenues                             $  3,480        $  0         $  0

Expenses                               12,012       6,019
                                     --------      ------
Net Profit (loss) 9/30/96              (8,532)
Deficit
                                     --------
Total Retained Earnings 9/30/96      $ (8,532)
Net Loss 1995                                      (6,019)
                                                   ------
                                                   ------
Net Loss from Discontinued
  Operations 1994                                               (9,162)
                                                                ------
                                                                ------
Accumulated Earnings (Loss)          $(23,713)
                                     --------
                                     --------

                                HORTITECH, INC.
                              Shareholders Equity
                                  (Unaudited)



                                    Common Stock      Add'l Paid In  Accum. Pr.
                                 Shares       Amount     Capital    (Deficit)
                              ----------      ------     --------   ---------
Balance Dec. 31, 1995          1,227,757      $1,228     $228,517   $(225,554)
6/39/96 Earnings (Loss)         --------       -----      -------      (4,127)
                              ----------      ------     --------   ---------
Total as of June 30, 1996      1,227,757       1,228      228,517    (229,681)

New Issue July 7, 1996        18,000,000      18,000            0     -------
                              ----------      ------     --------   ---------
  Total as of 7/7/96          19,227,757      19,228       228,517     (22,681)

Reverse Split 50:1 as
of 7/7/96                        384,555         385        18,843

Shares Issued to Officers
& Directors 7/7/96 @ par       2,461,000       2,461

Private Placement-Reg S
July 15, 1996                 16,000,000      16,000       134,000

Net Earnings (Loss)
Sept. 30, 1996                 ---------       -----       -------      (8,052)

Balance 9/30/96               18,845,555      18,846       381,360    (234,086)

Per Share Equity                  0.0088

                                HORTITECH, INC.
                    (FORMERLY WESTERN ANTENNA CORPORATION)
                         (a development stage company)
                            Statement of Cash Flow

                                                Ending            Year Ended
                                               9/30/96              12/31/95
                                             ----------           ----------
OPERATING ACTIVITIES:

Changes in Operating Assets & Liabilities
     Net Loss                                $  (14,507)          $  (5,786)
     Stock issued for service                                             0
     Increase(decrease) in accounts
      payable, taxes payable and
      notes payable (see Note 5)                    321                   0
                                             ----------           ---------
     Net Cash used by Operating
      activities                                (14,186)             (5,786)
                                             ----------           ---------
INVESTING ACTIVITIES:
     Loans Receivable                            11,500              (3,500)
     Marketable Securities                       30,000
                                             ----------           ---------
      Total Investment Activities                41,500              (3,500)

FINANCING ACTIVITIES:
     Cash contributed to additional
      paid in capital                           134,000               9,900
     Stock offering cost
     Issuance of common stock                    18,461                 100
                                             ----------           ---------
     Net Cash provided by
      financing activities                      152,461              10,000
                                             ----------           ---------

Increase in Cash (See Note 4)                    86,127                 714

Cash at beginning of period                         714                   0
                                             ----------           ---------
Cash at end of period                         $  86,841            $  4,214

Supplemental Cash Flow Information
     Interest                                      $  0                $  0
     Taxes                                         $  0                $  0

Non Cash Financing Activities:
     Stock issued for services                     $  0                $  0

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

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

     D.   Provision for Taxes

     At December 31, 1995, the Company has net operating loss carry forwards totaling approximately $226,084 that may be offset against future taxable income through 2009. No tax benefit has been reported in 1995 financial statements, because the Company believes there is a 50% or greater chance the carry forward will expire unused. Accordingly, the potential tax benefits of the loss carry forward have been offset by valuation allowance of the same amount.

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

NOTE 3.   REVERSE STOCK SPLIT

     A one for fifty reverse stock split was authorized at a meeting of the shareholders on July 8, 1996. The attached statements reflect the one for fifty reverse stock split on a retroactive basis.

NOTE 4.   ADDITIONAL CAPITAL

     On July 5, 1996, 18,000,000 shares of common stock was sold at par value for $18,000. The purchasing group were aware of the impending reverse stock split.

     On July 9, 1996, 2,461,000 post reverse shares were issued to the officers and Directors for $2,461. 1,000,000 post reverse shares were issued for $1,000 and 15,000,000 post reverse shares were issued for $150,000.00.

NOTE 5.   EXTRAORDINARY GAIN

     In payment of a $20,765 loan to Donner Investment and a $735 loan to Escondido Capital, 25,000 shares of Spa International common stock (current market value of $25,000), was accepted in lieu of these loans.

NOTE 6.   CHANGE IN TRANSFER AGENT

     On July 24, 1996, the Board of Directors resolved to change the Transfer Agent from Interstate Transfer to I-Data Corporation in Dallas, TX.

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

          RESULTS OF OPERATIONS

          The Company has no operations for the three months ended
          March 31, 1996 and no operations for the nine months ended September 30, 1996. The Company accrued for general and administrative expenses $-0- for the first nine months of 1996 compared with $1,000 for 1995.

          FINANCIAL CONDITION

          The Company generated cash from receiving payment on a note for $3,500 and paid its accounts payable and accounting amounts due. The Company had no other operations for the nine months, ended September 30, 1996. The Company accrued $-0- general or administrative expenses for the first quarter of 1996 compared to $1,000 for 1995. Occasionally, the Company may enter into transactions for working capital pursuant to which debt can be extinguished, including recapitalization. There can be no assurance that any further such transactions will be undertaken or will be favorable to the stockholders.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   EXHIBITS ON REPORTS OF FORM 8-K

          A.   Exhibits                 none
          B.   Reports on Form 8K       none

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 12/9/96                 Hortitech, Inc.
      -------


                              /s/ Patrick M. Flynn
                              --------------------------------------
                              Patrick M. Flynn, President
                              Chief Executive Officer and Director


Date: 12/9/96                 /s/ Glennis E. Temme
      -------                 --------------------------------------
                              Glennis E. Temme
                              Prinicipal Financial Officer/Director