Form 10KSB
period 1996-12-31
HORTITECH INC
filed 1997-10-24
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  33-9782LA
                                            -----------

                                HORTITECH, INC.
                                --------------
              (Name of Small Business Issuer in its Charter)

         UTAH                                            87-04444506
         ----                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                        Suite 210, 580 Hornby Street
                  Vancouver, British Columbia, Canada V6C 3B6
                  -------------------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (604) 687-6991

                       16935 W. Bernardo Drive, Suite 232
                             San Diego, CA 92108
                             -------------------
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   None

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1996 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     September 30, 1997 - $3,871,157. There are approximately 17,596,170 shares of common voting stock of the Company held by non-affiliates. These computations are based upon the average of the high and low bid prices for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") for the quarter ended September 30, 1997.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes  X        No
                                                      ----         ----

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           September 30, 1997

                                18,846,170

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Hortitech, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 24, 1986, for the general purpose of investing in or acquiring an interest in any business opportunity.

     The Company completed a public offering of certain shares of its common stock in November, 1987, from which it received gross proceeds of $150,000.

     On August 31, 1987, the Company acquired all of the outstanding shares of Western Antenna Research, Inc., a Colorado corporation ("Western"), and subsequently changed its name to "Western Antenna Corporation," effective on October 19, 1987. The Company was the successor to the business operations of Western, which proved unsuccessful within two years of the completion of this reorganization.

     The Company then changed its name to "Hortitech, Inc." and its business purpose to raise capital and to seek business opportunities believed to have potential for profit.

     Effective July 8, 1996, the Board of Directors of the Company, which was then comprised of one person, unanimously resolved to effect a reverse split of its common stock on the basis of one share for 50 shares. Unless otherwise stated, all references below with respect to shares of common stock of the Company take into account this reverse split.

     On July 15, 1996, the Company authorized the issuance of 18,461,600 "unregistered" and "restricted" shares of its $0.001 par value common stock at a price of $0.001 per share. 16,000,000 of these shares were issued pursuant to Regulation S of the Securities and Exchange Commission (the "Commission"), 250,000 of which were issued to Suzanne L. Wood, the Company's President and one of its directors, who is a resident of Canada; and 1,000,000 of which were issued to Gallipolli Holdings Ltd., a foreign corporation, which may be deemed to be an affiliate of Barry D. Russell, the Secretary/Treasurer and a Director of the Company.

     On August 7, 1997, a licensing agreement granted to the Company to produce planar antenna product expired.

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations since it abandoned Western's unsuccessful business activities. Because the Company has limited assets and conducts no material business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with directors, executive officers and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

     The only current activities to be conducted by the Company are to manage its limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
-----------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.



Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or
Services.
---------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash and certain prepaid assets, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Suzanne L. Wood, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

 Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "established trading market" for shares of common stock of the Company. The Company's common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "HTIC." Regardless, no assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

          The range of high and low bid quotations for the Company's common stock during each quarter of the year ended December 31, 1996, for which there were quotations and each quarter through September 30, 1997, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1996                          Unpriced

June 30, 1996                           1.56                1.56

September 30, 1996                      2.50                1.50

December 31, 1996                       2.50                2

March 31, 1997                          2                    .625

June 30, 1997                            .625                .625

September 30, 1997                       .36                 .08


     * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any "established trading market" that may develop in the shares of common stock of the Company. See the caption "Business Development" of Item I, Part I, of this Report.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 131.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its limited cash resources. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such ventures as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's
length transaction.   As of the date of this Report, the Company is not
engaged in any negotiations with any person regarding any such ventures.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Utah and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or since its abandonment of the unsuccessful business operations of Western.

     At December 31, 1996, the Company's assets consisted primarily of a note receivable of $149,309, with total assets being $149,813, compared with total assets of $4,214 at December 31, 1996. See the Index to Financial Statements,
Item 7 of this Report.

     During the calendar years ended December 31, 1996 and 1995, the Company had net losses of ($25,839) and ($6,019), respectively, from discontinued operations. The Company received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     Net cash provided by the sale of securities in the year ended December 31, 1996, amounted to $171,461, with $9,900 being provided in the year ended December 31, 1995, by capital contributions. The Company had cash resources of $504 and $714, respectively, at December 31, 1996 and 1995.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1996 and 1995

          Independent Auditors' Report

          Balance Sheets - December 31, 1996 and 1995

          Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994

          Statements of Stockholders' Equity for the years from inception to December 31, 1996

          Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994

          Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

           There have been no changes in the Company's principal independent accountants in the past two calendar years or as of the date of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.



                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Suzanne L. Wood       President     4/10/96           *
                      Director      4/10/96           *

Barry D. Russell      Secretary     4/10/96           *
                      Treasurer     4/10/96           *
                      Director      4/10/96           *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

    Suzanne L. Wood is 40 years of age and is an accountant with over 15 years experience in the financial management of private and public companies. After graduating from the University of British Columbia, Ms. Wood was employed for several years with Revenue Canada, Taxation, primarily with its Business Audit Division. During this period, she enrolled in and completed four levels of the Certified General Accountants' Program.

     She has completed the Canadian Securities Course, and continues participation in the Professional Development Programme of the Institute of Chartered Accountants of British Columbia.

     Since leaving governmental service and currently, as well as serving on a number of Boards of Directors of public and private companies, she provides financial and management services in the areas of Corporate Finance.

     Ms. Woods is not a director nor an officer of any company registered with the Commission under Section 12(g) of the Securities and Exchange Act of 1934, as amended.

     Barry D. Russell is 60 years of age and has served as a director and the Secretary of Hightec, Inc., a publicly held company since September 5, 1995. In 1991, he was elected to the Board of Directors and appointed Chairman of First Entertainment Corporation, a publicly held company listed on the Vancouver Stock Exchange; in 1992, he assumed the positions of President and CEO of this company.

     From 1988 to 1991, he was President and Chief Executive Officer of Bowne of Vancouver, Inc., and a director of Bowne of Canada, Inc., which are wholly-owned subsidiaries of Bowne & Co., a leading international financial printing company which is listed on the American Stock Exchange.

     In 1988, he acquired control of Vancouver's Business Report, a monthly business magazine published in Vancouver, and he has been a member of the Typographers International Association located in Washington, D. C., since 1978, and served as a member of the Executive Board of its Western Chapter from 1980 until 1985.

     Mr. Russell is not a director nor an officer of any company registered with the Commission under Section 12(g) of the Securities and Exchange Act of 1934, as amended.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

    The Company is not subject to the Section 16 reporting requirements of the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                   SUMMARY COMPENSATION TABLE


                                       Long Term Compensation

                 Annual Compensation     Awards      Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                 Other        ities        All
Name and   Year or               Annual Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Compen-rictedlying  Pay-  Comp-
Position   Ended      ($)   ($)  sat'n  Stock Optionsouts ensat'n
-----------------------------------------------------------------

Suzanne L.
Wood,       12/31/94    0     0     0     0      0     0   0
President,  12/31/95    0     0     0     0      0     0   0
Director    12/31/96    0     0     0     0      0     0   0


Barry D.
Russell,   12/31/94    0     0     0     0      0     0   0
Secretary/ 12/31/95    0     0     0     0      0     0   0
Treasurer, 12/31/96    0     0     0     0      0     0   0
Director


     Patrick M. Flynn and Glennis E. Temme, respectively, the former President and a director, and the former Secretary and a director, were each paid $2,000 for services rendered during the year ended December 31, 1995.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1996, 1995, or 1994, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 18,846,170 shares of common stock being outstanding.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------


Suzanne L. Wood               250,000              1.3%
#210 - 580 Hornby Street
Vancouver, B.C.
Canada V6C 3B6

Gallipolli Holdings         1,000,000              5.3%
Ltd. *
3-1234 West 7th Ave.
Vancouver, B.C.
Canada V6H 1B6

CDC Consulting              1,000,000              5.3%
Commerce Distribution
Glockengasse 4
Postfach 1220
4001 Basel
Switzerland

Partner Marketing           1,500,000              8.0%
AG
Habsburgerstrasse 20
6002 Luzern
Switzerland

Margaret Ranlinson          1,000,000              5.3%
1480-885 West Georgia St.
Vancouver, B.C.
Canada V6C 3E8

Shangrila Investments       1,250,000              6.6%
Ltd.
Oakbridge House
6, West Hill Street
P. O. Box N8195
Nassau, Bahamas

Tradewinds Investments      1,500,000              8.0%
Ltd.
Charlotte House,
Charlotte Street
P. O. box N7755
Nassau, Bahamas
                              -------             ----

                            7,250,000             38.5%


     * Barry D. Russell, the Secretary/Treasurer and a Director of the Company may be deemed to be the beneficial owner of all of the shares of the Company held in the name of Gallipolli Holdings, Ltd.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------


Suzanne L. Wood               250,000                1.3%
#210 - 580 Hornby Street
Vancouver, B.C.
Canada V6C 3B6

Barry D. Russell            1,000,000                5.3%
3-1234 West 7th Ave.
Vancouver, B.C.
Canada V6H 1B6
                              -------               -----
                            1,250,000                6.6%

     * Barry D. Russell, the Secretary/Treasurer and a Director of the Company may be deemed to be the beneficial owner of all of the shares of the Company held in the name of Gallipolli Holdings, Ltd.

     See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

 27                Financial Data Schedule


DOCUMENTS INCORPORATED BY REFERENCE

     10-KSB Annual Report for the year ended December 31, 1995.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HORTITECH, INC.



Date: October 23/97                     /s/ Suzanne L. Wood
      -------------                     -------------------
                                        President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        HORTITECH, INC.



Date: October 23/97                      /s/ Suzanne L. Wood
      -------------                      -------------------
                                         President and Director


Date: October 23/97                      /s/ Barry D. Russell
      -------------                      --------------------
                                         Secretary/Treasurer and Director


                            HORTITECH, INC.
                    (A Development Stage Company)
                        Financial Statements
                     December 31, 1996 and 1995


Jones, Jensen & Company [letterhead]

                    INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hortitech, Inc.
(A Development Stage Company)
Vancouver, BC, Canada

We have audited the accompanying balance sheets of Hortitech, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31,1996, 1995 and 1994, and from inception on October 24,1986 through December 31,1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hortitech, Inc. (a development stage company) as of December 31,1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, and from inception on October 24, 1986 through December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operating capital and has had no operations that together raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jones, Jensen & Company
Jones, Jensen & Company
August 18, 1997

                            HORTITECH, INC.
                     (A Development Stage Company)
                            Balance Sheets
                                ASSETS

                                                     December 31
                                                    1996     1995
 CURRENT ASSETS
 Cash                                                 $  504    $  714
 Refundable deposits                              $  -      $3,500
 Total Current Assets                                504     4,214

OTHER ASSETS

 Note receivable (Note 4)                        149,309       -
 Total Other Assets                              149,309       -
 TOTAL ASSETS                                  $ 149,813   $ 4,214

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                              $     -     $    23
 Total Current Liabilities                           -          23

 STOCKHOLDERS' EQUITY
 Common stock, $0.001 par value; authorized
 200,000,000 shares; 18,846,170 and 24,554
 shares issued and outstanding, respectively      18,846        24
 Additional paid-in capital                      387,119   234,480
 Deficit accumulated during the
  development stage                             (256,152) (230,313)
 Total Stockholders' Equity                      149,813     4,191
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 149,813   $ 4,214

The accompanying notes are an integral part of these financial statements

                              HORTITECH, INC.
                      (A Development Stage Company)
                         Statements of Operations
                                                          From Inception
                                                          on October 24,
                                For the Years Ended        1986 Through
                                    December 31,            December 31,
                            1996       1995      1994          1996
 REVENUES                   $    -     $    -    $    -      $     -

 EXPENSES                        -          -         -            -

 LOSS FROM
 DISCONTINUED OPERATIONS     (25,839)    (6,019)   (9,162)    (256,152)

NET LOSS                   $ (25,839)  $ (6,019) $ (9,162)   $(256,152)

 NET LOSS PER SHARE          $ (0.00)  $  (0.00) $  (0.00)

The accompanying notes are an integral part of these financial statements

                              HORTITECH, INC.
                      (A Development Stage Company)
                    Statements of Stockholders' Equity
                                                               Deficit
                                                              Accumulated
                                                   Additional  During the
                                Common Stock        Paid-in   Development
                              Shares    Amount      Capital      Stage
 Balance, October 24, 1986       -      $   -      $    -     $     -

 Issue of common stock to
 officers and directors at
 $5.00 per share               1,000          1       4,999         -

Net loss for the year ended
December 31, 1986                -          -           -           -

 Balance, December 31,1986     1,000          1       4,999         -

 Issue of common stock to
 public at $250 per share        600          1     149,999         -

 Less stock offering cost        -          -       (19,880)        -

 Issue of common stock in
 exchange for subsidiary         270        -           500         -

 Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                 505        -         2,527         -

 Issue of common stock in
 private placement at
 approximately
 $12.50 per share              6,045          6      75,557         -

 Net loss for the year ended
 December 31, 1987               -          -           -      (176,716)

 Balance, December 31, 1987    8,420          8     213,702    (176,716)

 Net loss for the year ended
 December 31, 1988               -          -           -       (36,504)

 Balance, December 31, 1988    8,420          8     213,702     (213,220)

 Net loss for the year ended
 December 31, 1989               -          -           -           (490)

 Balance, December 31, 1989    8,420     $    8   $ 213,702   $ (213,710)

 Contribution of capital         -          -            35          -

 Net loss for the year ended
 December 31, 1990               -          -           -           (727)

 Balance, December 31, 1990    8,420          8     213,737     (214,437)

 Net loss for the year ended
 December 31, 1991               -          -           -           (224)
 Balance, December 31, 1991    8,420          8     213,737     (214,661)

 Net loss for the year ended
 December 31, 1992               -          -           -           (236)

 Balance, December 31, 1992    8,420          8     213,737     (214,897)

 Net loss for the year ended
 December 31, 1993               -          -           -           (235)

 Balance, December 31, 1993    8,420          8     213,737     (215,132)

 Common stock issued for cash
 and services at approximately
 $0.43 per share              14,134         14       5,986          -

 Net loss for the year ended
 December 31, 1994               -          -           -         (9,162)

 Balance, December 31, 1994   22,554         22     219,723     (224,294)

 Common stock issued for cash
 at $5.00 per share            2,000          2       9,998          -

 Forgiveness of debt             -           -        4,759          -

 Net loss for the year ended
 December 31, 1995               -           -          -         (6,019)

 Balance, December 31, 1995   24,554     $    24  $ 234,480   $ (230,313)

 Common stock issued for cash
 at $0.05 per share          360,000         360     17,640          -

 Common stock issued for cash
 at an average of $0.01
 per share                18,461,600      18,461    135,000          -

 Stock split adjustment           16           1         (1)         -

 Net loss for the year ended
 December 31, 1996               -           -          -        (25,839)
 Balance,
 December 31, 1996        18,846,170    $ 18,846  $ 387,118   $ (256,152)

The accompanying notes are an integral part of these financial statements

                            HORTITECH, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                                                           From Inception
                                                           on October 24,
                                    For the Years Ended     1986 Through
                                       December 31,         December 31,
                                1996       1995       1994      1996
CASH FLOWS FROM OPERATING ACTIVITIES

 Income (loss)from operations $ (25,839) $ (6,019) $ (9,162)  $(256,152)
 Adjustments to reconcile net
 (loss) to net cash provided by
 operating activities:
 Forgiveness of debt                -       4,759       -         4,759
 Stock issued for services          -         -       1,000       1,000
 Amortization of discount on
 note receivable                 (5,222)      -         -        (5,222)
 (Increase) decrease in refundable
 deposits                         3,500    (3,500)      -           -
 Increase (decrease) in accounts
 payable                            (23)   (5,539)    4,175         -
 Net Cash Used by
 Operating Activities           (27,584)  (10,299)   (3,987)   (255,615)

CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase) in note receivable (144,087)      -         -      (144,087)
 Net Cash Provided by
 Investing Activities          (144,087)      -         -      (144,087)

CASH FLOWS FROM FINANCING ACTIVITIES

 Cash contributed to additional
 paid-in capital                    -       9,900     4,293     243,607
 Stock offering cost                -         -         -       (19,880)
 Issuance of common stock       171,461       100       707     176,479

 Net Cash Provided by
 Financing Activities           171,461    10,000     5,000     400,206
 Increase (Decrease) in Cash      (210)      (299)      -           504
 CASH AT BEGINNING OF PERIOD       714      1,013       -           -
 CASH AT END OF PERIOD           $ 504      $ 714   $ 1,013       $ 504

 SUPPLEMENTAL CASH FLOWS
 INFORMATION:
 Interest                        $ -        $ -     $   -         $ -
 Taxes                           $ -        $ -     $   -         $ -

 NON CASH FINANCING ACTIVITIES:
 Stock issued for services       $ -        $ -     $ 1,000      $1,000

The accompanying notes are an integral part of these financial statements

                               HORTITECH, INC.
                       (A Development Stage Company)
                         December 31,1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Hortitech, Inc. (a development stage company). The Company was incorporated under the laws of the State of Utah on October 24, 1986. The Company completed a public offering of its common stock in November 1987. The gross proceeds received by the Company were $150,000. On August 31, 1987, the Company completed the acquisition of all the outstanding common shares of Western Antenna Research, Inc., a Colorado corporation. The Company's name was subsequently changed to Western Antenna Corporation. After two years of unsuccessful operations, the name of the Company was changed to Hortitech, Inc. on November 29,1989. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Provision for Taxes

At December 31, 1996, the Company has net operating loss carryforwards of approximately $250,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

e. Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Fair Value of Receivables

The Company's note receivable is discounted at 8% per annum to approximate its estimated fair value.

9. Significant Accounting Policies

Additional accounting policies will be determined when principal operations begin.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 3 - COMMON STOCK

On July 5, 1996, the Company issued 360,000 shares of common stock for cash at approximately $0.05 per share.
On July 8, 1996, the Board of Directors approved a 1 for 50 reverse stock split. The reverse stock split is reflected in these financial statements on a retroactive basis. The Company then issued 18,461,600 shares of post split common stock for gross proceeds of $153,461.

NOTE 4 - NOTE RECEIVABLE

The Company lent $164,299 to an individual in 1996. The note is discounted at 8% per annum and is due on May 20, 1998. The Company holds 100,000 shares of "The Beverage Store, inc." restricted common stock as collateral. On August 12, 1997, the Company received $70,000 as a partial payment.