Form 10QSB
period 1997-03-31
HORTITECH INC
filed 1997-10-24
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1997
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 33-9782-LA
                                            ----------

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

                   Suite 210, 580 Hornby Street
           Vancouver, British Columbia, Canada V6C 3B6
                   ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (604)-687-6991

                16935 W. Bernardo Drive, Suite 232
                       San Diego, CA 92127
                             --------------------
       (Former Name or Former Address, if changed since last Report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                      ---    ---
                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             September 30, 1997

                          Common - 18,846,170 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                          HORTITECH, INC.
                   (A Development Stage Company)
                       Financial Statements
                March 31, 1997 and December 31, 1996

                           HORTITECH, INC.
                   (A Development Stage Company)
                           Balance Sheets
                              ASSETS

                                       March 31,    December 31,
                                         1997          1996
 CURRENT ASSETS (Unaudited)

 Cash                                 $    504       $     504

 Total Current Assets                      504             504

OTHER ASSETS

 Note receivable                       152,552         149,309

 Total Other Assets                    152,552         149,309

 TOTAL ASSETS                        $ 153,056       $ 149,813

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                    $     -         $     -

 Total Current Liabilities                 -               -

 STOCKHOLDERS' EQUITY

 Common stock, $0.001 par value;
 authorized 200,000,000 shares;
 18,846,170 shares issued and
 outstanding                            18,846          18,846
 Additional paid-in capital            387,119         387,119
 Deficit accumulated during the
 development stage                    (252,909)       (256,152)
 Total Stockholders' Equity            153,056         149,813

 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                             $ 153,056       $ 149,813

The accompanying notes are an integral part of these financial statements

                               HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                           From Inception
                                                           on October 24,
                              For the Three Months Ended    1986 Through
                                      March 31                March 31,
                                  1997         1996             1997
 REVENUES                         $    -      $    -          $     -
 EXPENSES                              -           -                -
 INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS             3,243        (520)        (252,909)

 NET INCOME (LOSS)                $  3,243    $   (520)      $ (252,909)

 NET INCOME (LOSS)
 PER SHARE                        $   0.00    $  (0.00)

The accompanying notes are an integral part of these financial statements

                             HORTITECH, INC.
                     (A Development Stage Company)
                   Statements of Stockholders' Equity
                                                                Deficit
                                                              Accumulated
                                                   Additional  During the
                                Common Stock        Paid-in   Development
                              Shares    Amount      Capital      Stage
 Balance, October 24, 1986       -      $   -      $    -     $     -

 Issue of common stock to
 officers and directors at
 $5.00 per share               1,000          1       4,999         -

Net loss for the year ended
December 31, 1986                -          -           -           -

 Balance, December 31,1986     1,000          1       4,999         -

 Issue of common stock to
 public at $250 per share        600          1     149,999         -

 Less stock offering cost        -          -       (19,880)        -

 Issue of common stock in
 exchange for subsidiary         270        -           500         -

 Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                 505        -         2,527         -

 Issue of common stock in
 private placement at
 approximately
 $12.50 per share              6,045          6      75,557         -

 Net loss for the year ended
 December 31, 1987               -          -           -      (176,716)

 Balance, December 31, 1987    8,420          8     213,702    (176,716)

 Net loss for the year ended
 December 31, 1988               -          -           -       (36,504)

 Balance, December 31, 1988    8,420          8     213,702     (213,220)

 Net loss for the year ended
 December 31, 1989               -          -           -           (490)

 Balance, December 31, 1989    8,420     $    8   $ 213,702   $ (213,710)

 Contribution of capital         -          -            35          -

 Net loss for the year ended
 December 31, 1990               -          -           -           (727)

 Balance, December 31, 1990    8,420          8     213,737     (214,437)

 Net loss for the year ended
 December 31, 1991               -          -           -           (224)
 Balance, December 31, 1991    8,420          8     213,737     (214,661)

 Net loss for the year ended
 December 31, 1992               -          -           -           (236)

 Balance, December 31, 1992    8,420          8     213,737     (214,897)

 Net loss for the year ended
 December 31, 1993               -          -           -           (235)

 Balance, December 31, 1993    8,420          8     213,737     (215,132)

 Common stock issued for cash
 and services at approximately
 $0.43 per share              14,134         14       5,986          -

 Net loss for the year ended
 December 31, 1994               -          -           -         (9,162)

 Balance, December 31, 1994   22,554         22     219,723     (224,294)

 Common stock issued for cash
 at $5.00 per share            2,000          2       9,998          -

 Forgiveness of debt             -           -        4,759          -

 Net loss for the year ended
 December 31, 1995               -           -          -         (6,019)

 Balance, December 31, 1995   24,554     $    24  $ 234,480   $ (230,313)

 Common stock issued for cash
 at $0.05 per share          360,000         360     17,640          -

 Common stock issued for cash
 at an average of $0.01
 per share                18,461,600      18,461    135,000          -

 Stock split adjustment           16           1         (1)         -

 Net loss for the year ended
 December 31, 1996               -           -          -        (25,839)
 Balance,
 December 31, 1996        18,846,170    $ 18,846  $ 387,118   $ (256,152)

 Net income for the three
 months ended March 31,
 1997 (unaudited)                -           -          -          3,243

 Balance, March 31, 1997
 (unaudited)              18,646,170    $ 18,846  $ 387,119   $ (252,909)

The accompanying notes are an integral part of these financial statements

                                 HORTITECH, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)

                                                           From Inception
                                                           on October 24,
                              For the Three Months Ended    1986 Through
                                       March 31,              March 31,
                                   1997         1996            1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                $ 3,243     $ (520)        $ (252,909)
 Adjustments to reconcile net
 (loss) to net cash provided by
 operating activities:
 Forgiveness of debt                  -          -                4,759
 Stock issued for services            -          -                1,000
 Amortization of discount on
 note receivable                   (3,243)       -               (8,465)
Increase (decrease) in accounts
 payable                              -          (23)               -

 Net Cash Used by
 Operating Activities                 -         (543)          (255,615)


CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase) in note receivable        -          -             (144,087)

 Net Cash Used by
 Investing Activities                 -          -             (144,087)

CASH FLOWS FROM FINANCING ACTIVITIES

 Cash contributed to additional
 paid-in capital                      -          -              243,607
 Stock offering cost                  -          -              (19,880)
 Issuance of common stock             -          -              176,479

 Net Cash Provided by
 Financing Activities                 -          -              400,206

 Increase (Decrease) in Cash          -         (543)               504

 CASH AT BEGINNING OF PERIOD          504        714                -

 CASH AT END OF PERIOD              $ 504      $ 714              $ 504

SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest                           $ -        $ -                $ -
 Taxes                                -          -                  -

 NON CASH FINANCING
 ACTIVITIES:

 Stock issued for services          $ -        $ -              $ 1,000


The accompanying notes are an integral part of these financial statements

                                  HORTITECH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       March 31, 1997 and December 31, 1996

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

Certain information and footnote disclosures nominally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's December 31, 1996 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of operating results for the full years.

The financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report. Such adjustments are of a normal recurring nature.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

     During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such ventures as of the date of this Report, it is impossible to predict the amount of any such loans or advances. However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
commercial lender in an arm's length transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such ventures.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Utah, compromising and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years.

     During the quarters ended March 31, 1997 and 1996, the Company had no business operations, but recorded net income of $3,243 from discontinued operations during the quarter ended March 31, 1997, compared with a loss of ($520) for the quarter ended March 31, 1996.

Liquidity.
----------

     The Company had $504 and $71, respectively, at the quarters ended March 31, 1997 and 1996. During the quarter ended March 31, 1997, certain securities of the Company were issued for services valued at $1,000.


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HORTITECH, INC.



Date:  October 23/97                 By /s/ Suzanne L. Wood
      --------------                    --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HORTITECH, INC.



Date: October 23/97                    By /s/ Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: October 23/97                    By /s/ Barry D. Russell
     ----------                          ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary