Form 10QSB
period 1997-06-30
HORTITECH INC
filed 1997-10-24
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997
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

                             HORTITECH, INC.
                      (A Development Stage Company)
                          Financial Statements
                    June 30, 1997 and December 31, 1997


                        HORTITECH, INC.
                 (A Development Stage Company)
                        Balance Sheets

                            ASSETS

                                    June 30,     December 31,
                                      1997           1996
 CURRENT ASSETS (Unaudited)
 Cash                               $   489        $   504
 Total Current Assets                   489            504

OTHER ASSETS

 Note receivable                    155,838        149,309
 Total Other Assets                 155,838        149,309
 TOTAL ASSETS                     $ 156,327      $ 149,813

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                   $ 6,774      $     -
 Total Current Liabilities            6,774            -

 STOCKHOLDERS' EQUITY
 Common stock, $0.001 par value;
 authorized 200,000,000 shares;
 18,846,170 shares
 issued and outstanding              18,846         18,846
 Additional paid-in capital         387,119        387,119
 Deficit accumulated during the
 development stage                 (256,412)      (256,152)
 Total Stockholders' Equity         149,553        149,813

 TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                        $ 156,327      $ 149,813

The accompanying notes are an integral part of these financial statements

                              HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                                      From
                                                                  Inception on
                                                                   October 24,
                       For the Three Months   For the Six Months  1986 Through
                         Ended June 30,         Ended June 30,       June 30,
                         1997        1996       1997        1996       1997
 REVENUE               $    -       $   -     $    -       $   -     $    -
 EXPENSES                   -           -          -           -          -
 LOSS ON DISCONTINUED
 OPERATIONS              (3,503)       (279)      (260)       (799)  (256,412)

 NET LOSS              $ (3,503)    $  (279)  $   (260)    $  (799) $(256,412)

 NET LOSS PER SHARE    $  (0.00)    $ (0.00)  $  (0.00)    $ (0.00)

The accompanying notes are an integral part of these financial statements

                               HORTITECH, INC.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
                                                                Deficit
                                                              Accumulated
                                                   Additional  During the
                                Common Stock        Paid-in   Development
                              Shares    Amount      Capital      Stage
 Balance, October 24, 1986       -      $   -      $    -     $     -

 Issue of common stock to
 officers and directors at
 $5.00 per share               1,000          1       4,999         -

Net loss for the year ended
December 31, 1986                -          -           -           -

 Balance, December 31,1986     1,000          1       4,999         -

 Issue of common stock to
 public at $250 per share        600          1     149,999         -

 Less stock offering cost        -          -       (19,880)        -

 Issue of common stock in
 exchange for subsidiary         270        -           500         -

 Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                 505        -         2,527         -

 Issue of common stock in
 private placement at
 approximately
 $12.50 per share              6,045          6      75,557         -

 Net loss for the year ended
 December 31, 1987               -          -           -      (176,716)

 Balance, December 31, 1987    8,420          8     213,702    (176,716)

 Net loss for the year ended
 December 31, 1988               -          -           -       (36,504)

 Balance, December 31, 1988    8,420          8     213,702     (213,220)

 Net loss for the year ended
 December 31, 1989               -          -           -           (490)

 Balance, December 31, 1989    8,420     $    8   $ 213,702   $ (213,710)

 Contribution of capital         -          -            35          -

 Net loss for the year ended
 December 31, 1990               -          -           -           (727)

 Balance, December 31, 1990    8,420          8     213,737     (214,437)

 Net loss for the year ended
 December 31, 1991               -          -           -           (224)
 Balance, December 31, 1991    8,420          8     213,737     (214,661)

 Net loss for the year ended
 December 31, 1992               -          -           -           (236)

 Balance, December 31, 1992    8,420          8     213,737     (214,897)

 Net loss for the year ended
 December 31, 1993               -          -           -           (235)

 Balance, December 31, 1993    8,420          8     213,737     (215,132)

 Common stock issued for cash
 and services at approximately
 $0.43 per share              14,134         14       5,986          -

 Net loss for the year ended
 December 31, 1994               -          -           -         (9,162)

 Balance, December 31, 1994   22,554         22     219,723     (224,294)

 Common stock issued for cash
 at $5.00 per share            2,000          2       9,998          -

 Forgiveness of debt             -           -        4,759          -

 Net loss for the year ended
 December 31, 1995               -           -          -         (6,019)

 Balance, December 31, 1995   24,554     $    24  $ 234,480   $ (230,313)

 Common stock issued for cash
 at $0.05 per share          360,000         360     17,640          -

 Common stock issued for cash
 at an average of $0.01
 per share                18,461,600      18,461    135,000          -

 Stock split adjustment           16           1         (1)         -

 Net loss for the year ended
 December 31, 1996               -           -          -        (25,839)

 Balance,
 December 31, 1996        18,846,170    $ 18,846  $ 387,118   $ (256,152)

 Net loss for the six months
 ended June 30, 1997
 (unaudited)                     -           -          -           (260)

 Balance, June 30, 1997
 (unaudited)              18,846,170    $ 18,846  $ 387,119   $ (256,412)


The accompanying notes are an integral part of these financial statements

                                  HORTITECH, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows
                                    (Unaudited)
                                                                  From
                                                               Inception on
                                                                October 24,
                     For the Three Months  For the Six Months  1986 Through
                        Ended June 30,        Ended June 30,      June 30,
                       1997         1996     1997         1996      1997
CASH FLOWS FROM
OPERATING ACTIVITIES

 Income (loss) from
 operations           $ (3,503)   $ (279)   $ (260)     $ (799) $ (256,412)
 Adjustments to
 reconcile net
 (loss) to net cash
 provided by
 operating activities:
 Forgiveness of debt       -         -         -           -         4,759
 Stock issued for services -         -         -           -         1,000
 Amortization of discount
 on note receivable     (3,286)      -      (6,529)        -       (11,751)
 Increase (decrease) in
 accounts payable        6,774       149     6,774         127       6,774
 Net Cash Used by
 Operating Activities      (15)     (130)      (15)       (672)   (255,630)

CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase) in note
   receivable              -         -         -           -       (144,087)
 Net Cash Used by
 Investing Activities      -         -         -           -       (144,087)

CASH FLOWS FROM
 FINANCING ACTIVITIES
 Cash contributed to
 additional
 paid-in capital           -         -         -           -        243,607
 Stock offering cost       -         -         -           -        (19,880)
 Issuance of common stock  -         -         -           -        176,479
 Net Cash Provided by
 Financing Activities      -         -         -           -        400,206

 Increase (Decrease)
  in Cash                  (15)     (130)      (15)       (672)         489

 CASH AT BEGINNING
 OF PERIOD                 504       172       504         714          -

 CASH AT END OF PERIOD  $  489     $  42     $ 489        $ 42        $ 489


 CASH FLOWS FROM
 OPERATING ACTIVITIES

 Interest               $  -       $  -      $ -          $  -        $ -
 Taxes                     -          -        -             -          -

 NON CASH FINANCING
 ACTIVITIES:

 Stock issued for
  services              $  -       $  -      $ -          $ -       $ 1,000


The accompanying notes are an integral part of these financial statements

                           HORTITECH, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  June 30, 1997 and December 31, 1996

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

Certain information and footnote disclosures nominally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's December 31, 1996 Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of operating results for the full years.

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

     During the quarters ended June 30, 1997 and 1996, the Company had no business operations, but recorded net losses of ($3,503) and ($279), respectively, from discontinued operations during these quarters.

Liquidity.
----------

     The Company had $489 and $42, respectively, at the quarters ended June 30, 1997 and 1996. During the quarter ended June 30, 1997, certain securities of the Company were issued for services valued at $1,000.


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

                                     HORTITECH, INC.



Date:  October 23/97                 By /s/ Suzanne L. Wood
      --------------                    --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HORTITECH, INC.



Date: October 23/97                    By /s/ Suzanne L. Wood
     --------------                      ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: October 23/97                    By /s/ Barry D. Russell
      -------------                      ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary