Form 10QSB
period 1997-09-30
HORTITECH INC
filed 1997-11-20
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997
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

                   Suite 210, 580 Hornby Street
           Vancouver, British Columbia, Canada V6C 3B6
                   ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (604)-687-6991
                                       N/A
                             -------------------
       (Former Name or Former Address, if changed since last Report)

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

                              HORTITECH, INC.
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS

                                      September 30,   December 31,
                                           1997          1996
CURRENT ASSETS                         (Unaudited)

  Cash                                 $   54,849   $      504
  Prepaid expenses                          8,500       -

     Total Current Assets                  63,349          504

OTHER ASSETS

  Note receivable                          88,388      149,309

     Total Other Assets                    88,388      149,309

     TOTAL ASSETS                      $  151,737   $  149,813


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                     $    9,570   $   -
  Accounts payable - related parties       10,545       -

     Total Current Liabilities             20,115       -


STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; authorized
   200,000,000 shares; 18,846,170 shares
   issued and outstanding                  18,846       18,846
  Additional paid-in capital              387,119      387,119
  Deficit accumulated during the
    development stage                    (274,343)    (256,152)

     Total Stockholders' Equity           131,622      149,813

     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY       $     151,737   $  149,813

                              HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)


                                                                   From
                                                               Inception on
                                                                October 24,
                    For the Three Months  For the Nine Months  1986 Through
                     Ended September 30,  Ended September 30,  September 30,
                      1997      1996      1997      1997          1997
REVENUE               $   -    $   -     $   -     $  -          $  -

EXPENSES                  -        -         -        -             -

LOSS ON DISCONTINUED
 OPERATIONS           (17,931)  (7,862)  (18,191)  (8,661)      (274,343)

NET LOSS             $(17,931) $(7,862) $(18,191) $(8,661)     $(274,343)

NET LOSS PER SHARE   $  (0.00) $ (0.00) $  (0.00) $ (0.00)

                             HORTITECH,  INC.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
                                                                    Deficit
                                                                  Accumulated
                                                     Additional    During the
                                 Common Stock          Paid-in    Development
                                Shares    Amount       Capital        Stage

Balance, October 24, 1986         -       $   -       $   -        $   -

Issue of common stock to
 officers and directors at
 $5.00 per share                1,000           1       4,999          -

Net loss for the year ended
 December 31, 1986                -           -           -            -

Balance, December 31, 1986      1,000           1       4,999          -

Issue of common stock to
 public at $250 per share         600           1     149,999          -

Less stock offering cost          -           -       (19,880)         -

Issue of common stock in
 exchange for subsidiary          270         -           500          -

Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                  505         -         2,527          -

Issue of common stock in private
 placement at approximately
 $12.50 per share               6,045           6      75,557          -

Net loss for the year ended
 December 31, 1987                -           -           -       (176,716)

Balance, December 31, 1987      8,420           8     213,702     (176,716)

Net loss for the year ended
 December 31, 1988                -           -           -        (36,504)

Balance, December 31, 1988      8,420           8     213,702     (213,220)

Net loss for the year ended
 December 31, 1989                -           -           -           (490)

Balance, December 31, 1989      8,420           8     213,702     (213,710)

Contribution of capital           -           -            35          -

Net loss for the year ended
 December 31, 1990                -           -           -           (727)

Balance, December 31, 1990      8,420           8     213,737     (214,437)

Net loss for the year ended
 December 31, 1991                -           -           -           (224)

Balance, December 31, 1991      8,420           8     213,737     (214,661)

Net loss for the year ended
 December 31, 1992                -           -           -           (236)

Balance, December 31, 1992      8,420           8     213,737     (214,897)

Net loss for the year ended
 December 31, 1993                -           -           -           (235)

Balance, December 31, 1993      8,420           8     213,737     (215,132)

Common stock issued for cash
 and services at approximately
 $0.43 per share               14,134          14       5,986          -

Net loss for the year ended
 December 31, 1994                -           -           -         (9,162)

Balance, December 31, 1994     22,554          22     219,723     (224,294)

Common stock issued for cash
 at $5.00 per share             2,000           2       9,998          -

Forgiveness of debt               -          -          4,759          -

Net loss for the year ended
 December 31, 1995                -          -            -         (6,019)

Balance, December 31, 1995     24,554         24      234,480     (230,313)

Common stock issued for cash
 at $0.05 per share           360,000        360       17,640          -

Common stock issued for cash
 at an average of $ 0.01 per
  share                    18,461,600     18,461      135,000          -

Stock split adjustment             16          1           (1)         -

Net loss for the year ended
 December 31, 1996                -          -            -        (25,839)

Balance, December 31, 1996 18,846,170     18,846      387,119     (256,152)

Net loss for the nine months
 ended September 30, 1997
  (unaudited)                     -          -            -        (18,191)

Balance, September 30, 1997
  (unaudited)              18,846,170   $ 18,846   $  387,119   $ (274,343)

                              HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)
                                                                   From
                                                                Inception on
                                                                 October 24,
                       For the Three Months  For the Nine Months 1986 Through
                        Ended September 30,  Ended September 30, September 30,
                         1997        1996     1997       1996       1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from
    operations        $(17,931)   $(7,862)   $(18,191) $ (8,661)   $(274,343)
  Adjustments to
   reconcile net
   (loss) to net cash
   provided by
   operating activities:
    Forgiveness of debt    -          -           -         -          4,759
    Stock issued for
     services              -          -           -         -          1,000
    Amortization of
     discount on
     note receivable    (2,550)       -        (9,079)      -        (14,301)
    (Increase) decrease
     in prepaid expenses(8,500)       -        (8,500)      -         (8,500)
    (Increase) decrease
     in accounts
     receivable            -      (76,630)        -     (76,630)         -
    Increase (decrease)
     in accounts
     payable            13,341       (150)     20,115       (23)      20,115

      Net Cash Used by
       Operating
       Activities      (15,640)   (84,642)    (15,655)  (85,314)    (271,270)

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) decrease in
     note receivable    70,000        -        70,000       -        (74,087)

  Net Cash Used by
   Investing Activities 70,000        -        70,000       -        (74,087)

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash contributed to
   additional paid-in
   capital                 -      153,843         -     153,843      243,607
  Stock offering cost      -          -           -         -        (19,880)
  Issuance of common stock -       17,618         -      17,618      176,479

   Net Cash Provided by
    Financing Activities   -      171,461         -     171,461      400,206

Increase (Decrease)
  in Cash               54,360     86,819      54,345    86,147       54,849

CASH AT BEGINNING
 OF PERIOD                 489         42         504       714          -

CASH AT END OF PERIOD $ 54,849    $86,861     $54,849   $86,861    $  54,849

CASH FLOWS FROM
 OPERATING ACTIVITIES


   Interest           $    -      $   -       $   -     $   -      $     -
   Taxes                   -          -           -         -            -

NON CASH FINANCING
 ACTIVITIES:

   Stock issued for
     services         $    -      $   -       $   -     $   -      $   1,000

                              HORTITECH, INC.
                       (A Development Stage Company)
                      Notes to Financial Statements
                 September 30, 1997 and December 31, 1996


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

           Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant s December 31, 1996 Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of operating results for the full years.

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

     During the quarters ended September 30, 1997 and 1996, the Company had no business operations, and recorded net losses of $17,931 and $7,862, respectively, from discontinued operations during these quarters.

Liquidity.
----------

     The Company had $54,589 and $86,861 at the quarters ended September 30, 1997 and 1996, respectively.

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



Date: November 4, 1997                    By /s/ Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: November 4, 1997                  By /s/ Barry D. Russell
     ----------                          ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary