Form 10KSB
period 1997-12-31
HORTITECH INC
filed 1998-08-17
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1997 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30, 1998 - $17,596,170.  There are approximately 17,596,170 shares of common voting stock of the Company held by non-affiliates. These computations are based upon the average of the high and low bid prices for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") for the quarter ended
June 30, 1998.

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

                              July 30, 1998

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

     On July 15, 1996, the Company authorized the issuance of 18,461,600 "unregistered" and "restricted" shares of its $0.001 par value common stock at a price of $0.001 per share. 16,000,000 of these shares were issued pursuant to Regulation S of the Securities and Exchange Commission (the "Commission"), 250,000 of which were issued to Suzanne L. Wood, the Company's President and one of its directors, who is a resident of Canada; and 1,000,000 of which were issued to Gallipoli Holdings Ltd., a foreign corporation, which may be deemed to be an affiliate of Barry D. Russell, the Secretary/Treasurer and a Director of the Company.

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

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

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

          The range of high and low bid quotations for the Company's common stock during each quarter of the year ended December 31, 1997, for which there were quotations and each quarter through June 30, 1998, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1997                          2                   0.625

June 30, 1997                            0.625               0.625

September 30, 1997                       0.36                0.08

December 31, 1997                        5.00                0.50

March 31, 1998                           4.00                1.00

June 30, 1998                            1.375               0.625


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

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 126.

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

     At December 31, 1997, the Company's assets consisted primarily of a note receivable of $90,317, with total assets being $101,570. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar years ended December 31, 1997 and 1996, the Company had net losses of ($188,917) and($25,839), respectively, from discontinued operations. The Company received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company had cash resources of $3,753 and $504, respectively, at December 31, 1997 and 1996.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1997 and 1996

          Independent Auditors' Report

          Balance Sheet - December 31, 1997

          Statements of Operations for the years ended
          December 31, 1997 and 1996 and from inception on October 24, 1986, through December 31, 1997

          Statements of Stockholders' Equity for the years from inception to December 31, 1997

          Statements of Cash Flows for the years ended
          December 31, 1997 and 1996 and from inception on October 24, 1986, through December 31, 1997

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

Business Experience.
--------------------

    Suzanne L. Wood is 41 years of age and is an accountant with over 15 years experience in the financial management of private and public companies. After graduating from the University of British Columbia, Ms. Wood was employed for several years with Revenue Canada, Taxation, primarily with its Business Audit Division. During this period, she enrolled in and completed four levels of the Certified General Accountants' Program.

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

     Ms. Wood is not a director nor an officer of any company registered with the Commission under Section 12(g) of the Securities and Exchange Act of 1934, as amended.

     Barry D. Russell is 61 years of age and has served as a director and the Secretary of Hightec, Inc., a publicly held company since September 5, 1995. In 1991, he was elected to the Board of Directors and appointed Chairman of First Entertainment Corporation, a publicly held company listed on the Vancouver Stock Exchange; in 1992, he assumed the positions of President and CEO of this company.

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


                                       Long Term Compensation

                 Annual Compensation     Awards      Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                 Other        ities        All
Name and   Year or               Annual Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Compen-rictedlying  Pay-  Comp-
Position   Ended      ($)   ($)  sat'n  Stock Optionsouts ensat'n
-----------------------------------------------------------------

Suzanne L.
Wood,       12/31/95    0     0     0     0      0     0   0
President,  12/31/96    0     0     0     0      0     0   0
Director    12/31/97    0     0     0     0      0     0   0


Barry D.
Russell,   12/31/95    0     0     0     0      0     0   0
Secretary/ 12/31/96    0     0     0     0      0     0   0
Treasurer, 12/31/97    0     0     0     0      0     0   0
Director


     Patrick M. Flynn and Glennis E. Temme, respectively, the former President and a director, and the former Secretary and a director, were each paid $2,000 for services rendered during the year ended December 31, 1995.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1997, 1996, or 1995, or the period ending on the date of this Report.

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


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------


Suzanne L. Wood               250,000              1.3%
#210 - 580 Hornby Street
Vancouver, B.C.
Canada V6C 3B6

Gallipoli Holdings          1,000,000              5.3%
Ltd. *
3-1234 West 7th Ave.
Vancouver, B.C.
Canada V6H 1B6

CDC Consulting              1,000,000              5.3%
Commerce Distribution
Glockengasse 4
Postfach 1220
4001 Basel
Switzerland

Partner Marketing           1,500,000              8.0%
AG
Habsburgerstrasse 20
6002 Luzern
Switzerland

Margaret Ranlinson          1,000,000              5.3%
1480-885 West Georgia St.
Vancouver, B.C.
Canada V6C 3E8

Shangrila Investments       1,250,000              6.6%
Ltd.
Oakbridge House
6, West Hill Street
P. O. Box N8195
Nassau, Bahamas

Tradewinds Investments      1,500,000              8.0%
Ltd.
Charlotte House,
Charlotte Street
P. O. box N7755
Nassau, Bahamas
                              -------             ----

                            7,250,000             38.5%


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

     None.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HORTITECH, INC.



Date: Aug 4/98                          /s/Suzanne L. Wood
      -------------                     -------------------
                                        Suzanne L. Wood
                                        President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        HORTITECH, INC.



Date: Aug 4/98                           /s/Suzanne L. Wood
      -------------                      -------------------
                                         Suzanne L. Wood
                                         President and Director


Date: Aug 11/98                          /s/Barry D. Russell
      -------------                      --------------------
                                         Barry D. Russell
                                         Secretary/Treasurer and Director

                              HORTITECH, INC.
                       (A Development Stage Company)

                           Financial Statements

                             December 31, 1997

                      INDEPENDENT AUDITORS' REPORT

      The Board of Directors
      Hortitech, Inc.
      (A Development Stage Company)
      Vancouver, BC, Canada

      We have audited the accompanying balance sheet of Hortitech, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996, and from inception on October 24, 1986 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hortitech, Inc. (a development stage company) as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and from inception on October 24, 1986 through December 31, 1997 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operating capital and has had no operations that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      /s/Jones, Jensen & Company
      Jones, Jensen & Company
      Salt Lake City, Utah
      July 2, 1998

                              HORTITECH, INC.
                       (A Development Stage Company)
                               Balance Sheet
                                  ASSETS

                                                    December 31,
                                                        1997
CURRENT ASSETS

  Cash                                               $    3,753
  Prepaid expenses                                        7,500

    Total Current Assets                                 11,253

OTHER ASSETS

  Note receivable (Note 4)                               90,317

    Total Other Assets                                   90,317

    TOTAL ASSETS                                     $  101,570

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                   $   34,912
  Accounts payable - related parties                     40,762
  Advances payable (Note 5)                              65,000

    Total Current Liabilities                           140,674

STOCKHOLDERS  EQUITY (DEFICIT)

  Common stock, $0.001 par value;
   authorized 200,000,000 shares;
   18,846,170 shares issued and outstanding              18,846
  Additional paid-in capital                            387,119
  Deficit accumulated during the development stage     (445,069)

    Total Stockholders  Equity (Deficit)                (39,104)

    TOTAL STOCKHOLDERS  EQUITY (DEFICIT)             $  101,570

                              HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                                      From
                                                      Inception on
                                                      October 24,
                                For the Years Ended   1986 Through
                                     December 31,     December 31,
                                1997        1996        1997
REVENUES                        $ -        $  -       $  -

EXPENSES                          -           -          -

LOSS FROM DISCONTINUED
 OPERATIONS                     (188,917)   (25,839)  (445,069)

NET LOSS                       $(188,917)  $(25,839) $(445,069)

NET LOSS PER SHARE              $  (0.01)  $  (0.00)

                              HORTITECH,  INC.
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                  Additional    During the
                                 Common Stock      Paid-in     Development
                                Shares    Amount   Capital        Stage
Balance, October 24, 1986           -      $   -    $   -       $   -

Issue of common stock to
 officers and directors at
 $5.00 per share                 1,000         1      4,999         -

Net loss for the year ended
 December 31, 1986                  -          -        -           -

Balance, December 31, 1986       1,000         1      4,999         -

Issue of common stock to
 public at $250 per share          600         1    149,999         -

Less stock offering cost            -          -    (19,880)        -

Issue of common stock in
 exchange for subsidiary           270         -        500         -

Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                   505         -      2,527         -

Issue of common stock in private
 placement at approximately
 $12.50 per share                6,045         6     75,557         -

Net loss for the year ended
 December 31, 1987                  -          -        -      (176,716)

Balance, December 31, 1987       8,420         8    213,702    (176,716)

Net loss for the year ended
 December 31, 1988                  -          -        -       (36,504)

Balance, December 31, 1988       8,420         8    213,702    (213,220)

Net loss for the year ended
 December 31, 1989                  -          -        -          (490)

Balance, December 31, 1989       8,420         8    213,702    (213,710)

Contribution of capital             -          -         35         -

Net loss for the year ended
 December 31, 1990                  -          -        -          (727)

Balance, December 31, 1990       8,420         8    213,737    (214,437)

Net loss for the year ended
 December 31, 1991                  -          -        -          (224)

Balance, December 31, 1991       8,420         8    213,737    (214,661)

Net loss for the year ended
 December 31, 1992                  -          -        -          (236)

Balance, December 31, 1992       8,420         8    213,737    (214,897)

Net loss for the year ended
 December 31, 1993                  -          -        -          (235)

Balance, December 31, 1993       8,420         8    213,737    (215,132)

Common stock issued for cash
 and services at approximately
 $0.43 per share                14,134        14      5,986         -

Net loss for the year ended
 December 31, 1994                  -          -        -        (9,162)

Balance, December 31, 1994      22,554        22    219,723    (224,294)

Common stock issued for cash
 at $5.00 per share              2,000         2      9,998         -

Forgiveness of debt                 -          -      4,759         -

Net loss for the year ended
 December 31, 1995                  -          -        -        (6,019)

Balance, December 31, 1995      24,554        24    234,480    (230,313)

Common stock issued for cash
 at $0.05 per share            360,000       360     17,640         -

Common stock issued for cash
 at an average of $ 0.01 per
 share                      18,461,600    18,461    135,000         -

Stock split adjustment              16         1         (1)        -

Net loss for the year ended
 December 31, 1996                  -          -        -       (25,839)

Balance, December 31, 1996  18,846,170    18,846    387,119    (256,152)

Net loss for the year ended
 December 31, 1997                  -          -        -      (188,917)

Balance, December 31,1997   18,846,170      18,846  387,119    (445,069)

                            HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                                               From
                                                           Inception on
                                                            October 24,
                                     For the Years Ended   1986 Through
                                         December 31,      December 31,
                                      1997         1996        1997
CASH FLOWS FROM  OPERATING ACTIVITIES

  Income (loss) from operations        $(188,917) $  (25,839)  $ (445,069)
  Adjustments to reconcile net
   (loss) to net cash provided by
   operating activities:
   Forgiveness of debt                       -         -            4,759
   Stock issued for services                 -         -            1,000
   Increase in accounts payable -
     related parties                      40,762       -           40,762
   Amortization of discount on note
   payable                               (11,008)     (5,222)     (16,230)
  Changes in operating assets and
  liabilities:
   Increase in advances payable           65,000       -           65,000
   (Increase) decrease in refundable
   deposits                                  -         3,500          -
   Increase in prepaid expenses           (7,500)      -           (7,500)
   Increase(decrease) in accounts payable 34,912         (23)      34,912

         Net Cash Used by Operating
         Activities                      (66,751)    (27,584)    (322,366)

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in note receivable           70,000    (144,087)     (74,087)

         Net Cash Used by Investing
         Activities                       70,000    (144,087)     (74,087)

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash contributed to additional
  paid-in capital                            -         -          243,607
  Stock offering cost                        -         -          (19,880)
  Issuance of common stock                   -        171,461     176,479

         Net Cash Used by Financing
         Activities                          -        171,461     400,206

Increase (Decrease) in Cash                3,249         (210)      3,753

CASH AT BEGINNING OF PERIOD                  504          714         -

CASH AT END OF PERIOD                    $ 3,753      $   504    $  3,753

SUPPLEMENTAL CASH FLOWS
 INFORMATION:
   Interest                              $   -        $   -      $    -
   Taxes                                     -            -           -

NON CASH FINANCING ACTIVITIES:
   Stock issued for services             $   -        $   -      $  1,000

                              HORTITECH, INC.
                       (A Development Stage Company)
                             December 31, 1997

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

      d. Provision for Taxes

      At December 31, 1997, the Company has net operating loss carryforwards of approximately $440,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

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

      g. Significant Accounting Policies

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

NOTE 4 - NOTE RECEIVABLE

      The Company loaned $164,299 to an individual in 1996. The note is discounted at 8% per annum and is due on May 20, 1998. The Company holds 100,000 shares of The Beverage Store, Inc. restricted common stock as collateral. On August 12, 1997, the Company received $70,000 as a partial payment. The balance at December 31, 1997 was $90,317.

NOTE 5 - ADVANCES PAYABLE

      The Company was advanced $1,015,000 to aid in the acquisition of The Indian Motorcycle Trademark. The acquisition did not take place, and the Company returned $950,000 to the lender. There is a balance of $65,000 which the Company still owes. The advance is non-interest bearing, and is due on demand.