Form 10QSB
period 1998-03-31
HORTITECH INC
filed 1998-08-17
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998
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

                               N/A
                               ---
       (Former Name or Former Address, if changed since last Report)

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

                             HORTITECH, INC.
                      (A Development Stage Company)

                          Financial Statements

                  March 31, 1998 and December 31, 1997

                            HORTITECH, INC.
                      (A Development Stage Company)
                             Balance Sheets
                                ASSETS
                                           March 31,  December 31,
                                             1998         1997
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $   24,018  $    3,753
 Prepaid expenses                            -            7,500

  Total Current Assets                       24,018      11,253

OTHER ASSETS

 Refundable deposit                          15,000      -
 Note receivable (Note 4)                    94,299      90,317

  Total Other Assets                        109,299      90,317

  TOTAL ASSETS                           $  133,317  $  101,570

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $   23,451  $   34,912
 Accounts payable - related parties          72,272      40,762
 Advances payable (Note 5)                   65,000      65,000
 Loan payable - related party (Note 6)      105,465      -

  Total Current Liabilities                 266,188     140,674

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock: $0.001 par value;
  authorized 200,000,000 shares;
  18,846,170 shares issued
  and outstanding                            18,846      18,846
 Additional paid-in capital                 387,119     387,119
 Deficit accumulated during the
 development stage                         (538,836)   (445,069)

  Total Stockholders  Equity (Deficit)     (132,871)    (39,104)

  TOTAL STOCKHOLDERS  EQUITY (DEFICIT)   $  133,317  $  101,570

                             HORTITECH, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)
                                                      From
                                                     Inception on
                                                     October 24,
                         For the Three Months Ended  1986 Through
                                   March 31,            March 31,
                             1998           1997          1998
REVENUES                    $   -        $   -       $   -

EXPENSES                        -            -           -

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS       (93,767)      3,243    (538,836)

NET INCOME (LOSS)           $  (93,767) $    3,243  $ (538,836)

NET INCOME (LOSS) PER SHARE $    (0.00) $     0.00

WEIGHTED NUMBER OF SHARES
 OUTSTANDING                18,846,170  18,846,170

                              HORTITECH,  INC.
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                  Additional    During the
                                 Common Stock      Paid-in     Development
                                Shares    Amount   Capital        Stage
Balance, October 24, 1986           -      $   -    $   -       $   -

Issue of common stock to
 officers and directors at
 $5.00 per share                 1,000         1      4,999         -

Net loss for the year ended
 December 31, 1986                  -          -        -           -

Balance, December 31, 1986       1,000         1      4,999         -

Issue of common stock to
 public at $250 per share          600         1    149,999         -

Less stock offering cost            -          -    (19,880)        -

Issue of common stock in
 exchange for subsidiary           270         -        500         -

Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                   505         -      2,527         -

Issue of common stock in private
 placement at approximately
 $12.50 per share                6,045         6     75,557         -

Net loss for the year ended
 December 31, 1987                  -          -        -      (176,716)

Balance, December 31, 1987       8,420         8    213,702    (176,716)

Net loss for the year ended
 December 31, 1988                  -          -        -       (36,504)

Balance, December 31, 1988       8,420         8    213,702    (213,220)

Net loss for the year ended
 December 31, 1989                  -          -        -          (490)

Balance, December 31, 1989       8,420         8    213,702    (213,710)

Contribution of capital             -          -         35         -

Net loss for the year ended
 December 31, 1990                  -          -        -          (727)

Balance, December 31, 1990       8,420         8    213,737    (214,437)

Net loss for the year ended
 December 31, 1991                  -          -        -          (224)

Balance, December 31, 1991       8,420         8    213,737    (214,661)

Net loss for the year ended
 December 31, 1992                  -          -        -          (236)

Balance, December 31, 1992       8,420         8    213,737    (214,897)

Net loss for the year ended
 December 31, 1993                  -          -        -          (235)

Balance, December 31, 1993       8,420         8    213,737    (215,132)

Common stock issued for cash
 and services at approximately
 $0.43 per share                14,134        14      5,986         -

Net loss for the year ended
 December 31, 1994                  -          -        -        (9,162)

Balance, December 31, 1994      22,554        22    219,723    (224,294)

Common stock issued for cash
 at $5.00 per share              2,000         2      9,998         -

Forgiveness of debt                 -          -      4,759         -

Net loss for the year ended
 December 31, 1995                  -          -        -        (6,019)

Balance, December 31, 1995      24,554        24    234,480    (230,313)

Common stock issued for cash
 at $0.05 per share            360,000       360     17,640         -

Common stock issued for cash
 at an average of $ 0.01 per
 share                      18,461,600    18,461    135,000         -

Stock split adjustment              16         1         (1)        -

Net loss for the year ended
 December 31, 1996                  -          -        -       (25,839)

Balance, December 31, 1996  18,846,170    18,846    387,119    (256,152)

Net loss for the year ended
 December 31, 1997                  -          -        -      (188,917)

Balance, December 31,1997   18,846,170      18,846  387,119    (445,069)

Net loss for the three
 months ended
 March 31, 1998 (unaudited)         -          -        -       (93,767)

Balance, March 31, 1998
 (unaudited)                18,846,170   $  18,846 $387,119  $ (538,836)

                             HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)
                                                             From
                                                        Inception on
                                        For the          October 24,
                                   Three Months Ended   1986 Through
                                        March 31,         March 31,
                                    1998        1997        1998
CASH FLOWS FROM  OPERATING ACTIVITIES

  Income (loss) from operations     $(93,767) $  3,243  $(538,836)
  Adjustments to reconcile net
   (loss) to net cash provided
   by operating activities:
   Forgiveness of debt                    -         -       4,759
   Stock issued for services              -         -       1,000
   Increase in accounts payable
    - related parties                 31,510        -      72,272
   Amortization of discount on
   note payable                       (3,982)   (3,243)   (20,212)
  Changes in operating assets
  and liabilities:
   Increase in advances payable           -         -      65,000
   (Increase) decrease in
   refundable deposits               (15,000)       -     (15,000)
   Increase in prepaid expenses        7,500        -          -
   Increase (decrease) in
   accounts payable                  (11,461)       -      23,451

      Net Cash Used by
      Operating Activities           (85,200)       -    (407,566)

CASH FLOWS FROM  INVESTING ACTIVITIES

  (Increase) in note receivable           -         -     (74,087)

   Net Cash Used by Investing Activities  -         -     (74,087)

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from loan            105,465        -     105,465
  Cash contributed to additional
  paid-in capital                         -         -     243,607
  Stock offering cost                     -         -     (19,880)
  Issuance of common stock                -         -     176,479

   Net Cash Used by Financing
   Activities                        105,465        -     505,671

Increase (Decrease) in Cash           20,265        -      24,018

CASH AT BEGINNING OF PERIOD            3,753        504       -

CASH AT END OF PERIOD               $ 24,018   $    504  $ 24,018

SUPPLEMENTAL CASH FLOWS
 INFORMATION:
   Interest                         $    -     $    -    $    -
   Taxes                                 -          -         -

NON CASH FINANCING ACTIVITIES:
   Stock issued for services        $    -     $    -    $  1,000

                             HORTITECH, INC.
                      (A Development Stage Company)
                  March 31, 1998 and December 31, 1997

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

       d. Provision for Taxes

       At March 31, 1998, the Company has net operating loss carryforwards of approximately $440,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

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

       g.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation, such adjustments are of a normal, recurring nature.

       h. Significant Accounting Policies

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

NOTE 6 - LOAN PAYABLE - RELATED PARTY

       In 1998, the Company received a non-interest bearing loan from related parties in the amount of $105,465.

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

     During the quarters ended March 31, 1998 and 1997, the Company had no business operations, but recorded net loss from discontinued operations of $93,767 during the quarterly period ended March 31, 1998, compared with net income of $3,243 from discontinued operations during the quarter ended March 31, 1997.

Liquidity.
----------

     The Company had cash on hand of $24,018 and $504, respectively, at March 31, 1998, and 1997. During the quarter ended March 31, 1998, a related party made a non-interest bearing loan to the Company in the amount of $105,465.


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the quarterly period covered by this Report.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HORTITECH, INC.



Date:Aug 4/98                           By/s/Suzanne L. Wood
      --------------                    --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HORTITECH, INC.



Date: Aug 4/98                           By/s/Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: Aug 11/98                          By/s/Barry D. Russell
     ----------                          ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary