Form 10QSB
period 1998-06-30
HORTITECH INC
filed 1998-08-17
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998
                           -------------

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

                             HORTITECH, INC.
                     (A Development Stage Company)
                             Balance Sheets
                                 ASSETS
                                           June 30,   December 31,
                                            1998          1997
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $   23,058  $    3,753
 Prepaid expenses                            -            7,500

  Total Current Assets                       23,058      11,253

OTHER ASSETS

 Note receivable (Note 4)                    94,299      90,317

  Total Other Assets                         94,299      90,317

  TOTAL ASSETS                           $  117,357  $  101,570

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $   25,484  $   34,912
 Accounts payable - related parties          75,938      40,762
 Advances payable (Note 5)                   65,000      65,000
 Loan payable - related party (Note 6)      102,105      -

  Total Current Liabilities                 268,527     140,674

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock: $0.001 par value; authorized
  200,000,000 shares; 18,846,170 shares
  issued and outstanding                     18,846      18,846
 Additional paid-in capital                 387,119     387,119
 Deficit accumulated during the
  development stage                        (557,135)   (445,069)

  Total Stockholders  Equity (Deficit)     (151,170)    (39,104)

  TOTAL STOCKHOLDERS  EQUITY (DEFICIT)   $  117,357  $  101,570

                               HORTITECH, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                                  From
                                                               Inception on
                               For the            For the       October 24,
                         Three Months Ended  Six Months Ended   1986 Through
                               June 30,           June 30,        June 30,
                          1998        1997    1998       1997       1998
REVENUES                 $   -        $   -    $    -    $    -    $    -

EXPENSES                     -            -         -         -         -

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS (18,299)      (3,503) (112,066)     (260) (557,135)

NET INCOME (LOSS)      $ (18,299)    $ (3,503)$(112,066)   $ (260)$(557,135)

NET INCOME (LOSS)
 PER SHARE             $   (0.00)    $  (0.00)$   (0.00)   $(0.00)

WEIGHTED NUMBER OF
 SHARES OUTSTANDING   18,846,170   18,846,170 18,846,170 18,846,170

                                HORTITECH,  INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                  Additional   During the
                               Common Stock         Paid-in    Development
                              Shares      Amount    Capital       Stage
Balance, October 24, 1986           -     $   -     $     -     $      -

Issue of common stock to
 officers and directors at
 $5.00 per share                1,000         1         4,999          -

Net loss for the year ended
 December 31, 1986                  -         -           -            -

Balance, December 31, 1986      1,000         1         4,999          -

Issue of common stock to
 public at $250 per share         600         1       149,999          -

Less stock offering cost            -         -       (19,880)         -

Issue of common stock in
 exchange for subsidiary          270         -           500          -

Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                  505         -         2,527          -

Issue of common stock in private
 placement at approximately
 $12.50 per share               6,045         6        75,557          -

Net loss for the year ended
 December 31, 1987                  -         -           -       (176,716)

Balance, December 31, 1987      8,420         8       213,702     (176,716)

Net loss for the year ended
 December 31, 1988                  -         -           -        (36,504)

Balance, December 31, 1988      8,420         8       213,702     (213,220)

Net loss for the year ended
 December 31, 1989                  -         -           -           (490)

Balance, December 31, 1989      8,420     $   8    $  213,702   $ (213,710)

Contribution of capital             -         -            35          -

Net loss for the year ended
 December 31, 1990                  -         -           -           (727)

Balance, December 31, 1990      8,420         8       213,737     (214,437)

Net loss for the year ended
 December 31, 1991                  -         -           -           (224)

Balance, December 31, 1991      8,420         8       213,737     (214,661)

Net loss for the year ended
 December 31, 1992                  -         -           -           (236)

Balance, December 31, 1992      8,420         8       213,737     (214,897)

Net loss for the year ended
 December 31, 1993                  -         -           -           (235)

Balance, December 31, 1993      8,420         8       213,737     (215,132)

Common stock issued for cash
 and services at approximately
 $0.43 per share               14,134        14         5,986          -

Net loss for the year ended
 December 31, 1994                  -         -           -         (9,162)

Balance, December 31, 1994     22,554        22       219,723     (224,294)

Common stock issued for cash
 at $5.00 per share             2,000         2         9,998          -

Forgiveness of debt                 -         -         4,759          -

Net loss for the year ended
 December 31, 1995                  -         -           -         (6,019)

Balance, December 31, 1995     24,554     $  24    $  234,480   $ (230,313)

Common stock issued for cash
 at $0.05 per share           360,000       360        17,640          -

Common stock issued for cash
 at an average of $ 0.01
 per share                 18,461,600    18,461       135,000          -

Stock split adjustment             16         1            (1)         -

Net loss for the year ended
 December 31, 1996                  -         -             -      (25,839)

Balance, December 31, 1996 18,846,170    18,846         387,119   (256,152)

Net loss for the year ended
 December 31, 1997                  -         -             -     (188,917)

Balance, December 31,1997  18,846,170    18,846         387,119   (445,069)

Net loss for the six
 months ended June 30,
 1998 (unaudited)                   -         -             -     (112,066)

Balance, June 30, 1998
 (unaudited)               18,846,170  $ 18,846      $  387,119 $ (557,135)

                               HORTITECH, INC.
                         (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)
                                                                  From
                                                               Inception on
                               For the            For the       October 24,
                         Three Months Ended  Six Months Ended   1986 Through
                               June 30,           June 30,        June 30,
                          1998        1997    1998       1997       1998
CASH FLOWS FROM
OPERATING ACTIVITIES

 Income (loss) from
 operations              $ (18,299) $(3,503) $(112,066) $ (260)   $ (557,135)
 Adjustments to reconcile
 net (loss) to net cash
 provided by operating
 activities:
   Forgiveness of debt         -        -          -       -           4,759
   Stock issued for services   -        -          -       -           1,000
   Increase in accounts
    payable-related parties  3,666      -       35,176     -          75,938
   Amortization of discount
    on note payable            -     (3,286)    (3,982) (6,529)      (20,212)
 Changes in operating
  assets and liabilities:
   Increase in advances payable -       -          -       -          65,000
   (Increase) decrease in
     refundable deposits     15,000     -          -       -             -
   Increase in prepaid
     expenses                   -       -        7,500     -             -
   Increase (decrease) in
     accounts payable         2,033   6,774     (9,428)  6,774        25,484

    Net Cash Used by
    Operating Activities      2,400     (15)   (82,800)    (15)     (405,166)

CASH FLOWS FROM
INVESTING ACTIVITIES

 (Increase) in note receivable  -       -          -       -         (74,087)

   Net Cash Used by Investing
   Activities                   -       -          -       -         (74,087)

CASH FLOWS FROM
FINANCING ACTIVITIES

 Cash received from loan     (3,360)    -      102,105     -         102,105
 Cash contributed to
   additional paid-in capital   -       -          -       -         243,607
 Stock offering cost            -       -          -       -         (19,880)
 Issuance of common stock       -       -          -       -         176,479

   Net Cash Used by Financing
   Activities                (3,360)    -      102,105     -         502,311

Increase (Decrease) in Cash    (960)    (15)    19,305     (15)       23,058

CASH AT BEGINNING OF PERIOD  24,018     504      3,753     504           -

CASH AT END OF PERIOD       $23,058   $ 489   $ 23,058   $ 489     $  23,058
SUPPLEMENTAL CASH FLOWS
 INFORMATION:
   Interest                 $   -     $ -     $    -     $ -       $     -
   Taxes                    $   -     $ -     $    -     $ -       $     -

NON CASH FINANCING ACTIVITIES:
   Stock issued for services$   -     $ -     $    -     $ -       $   1,000

                                HORTITECH, INC.
                         (A Development Stage Company)
                      June 30, 1998 and December 31, 1997


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

          b.  Accounting Method

          The Company s financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

          c.  Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          d. Provision for Taxes

          At June 30, 1998, the Company has net operating loss carryforwards of approximately $557,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

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

          g.  Unaudited Financial Statements

          The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. such adjustments are of a normal, recurring nature.

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

NOTE 6 -  LOAN PAYABLE - RELATED PARTY

          In 1998, the Company received a non-interest bearing loan from related parties in the amount of $105,465 of which $3,360 has been repaid.

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

     During the quarters ended June 30, 1998 and 1997, the Company had no business operations, but recorded net loss from discontinued operations of $18,299 during the quarterly period ended June 30, 1998, compared with net loss of $3,503 from discontinued operations during the quarter ended June 30, 1997.

Liquidity.
----------

     The Company had cash on hand of $23,058 and $489, respectively, at June 30, 1998, and 1997. During the quarter ended March 31, 1998, a related party made a non-interest bearing loan to the Company in the amount of $105,465; $3,360 had been repaid as of June 30, 1998.


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



Date: Aug 4/98                        By/s/Suzanne L. Wood
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