Form 10QSB
period 1998-09-30
HORTITECH INC
filed 1998-11-17
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998
                           ------------------

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

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                      ---    ---
                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           September  30, 1998

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

                      HORTITECH, INC.
               (A Development Stage Company)
        Balance Sheets
                          ASSETS

                                September 30,       December 31,
                                   1998                 1997
CURRENT ASSETS             (Unaudited)
  Cash                         $    19,240        $     3,753
  Prepaid expenses                     -                7,500

    Total Current Assets            19,240             11,253

OTHER ASSETS

  Notes receivable (Note 4)         94,299             90,317

   Total Other Assets               94,299             90,317

   TOTAL ASSETS               $    113,539         $  101,570

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable             $    25,079        $    34,912
  Accounts payable -
  related parties                   78,270             40,762
  Advances payable (Note 5)         65,000             65,000
  Loan payable-related party
  (Note 6)                          97,962                -

Total Current Liabilities          266,311            140,674

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock:  $0.001 par value;
  authorized 200,000,000 shares;
  18,846,170 shares issued
  and outstanding                   18,846             18,846
  Additional paid-in capital       387,119            387,119
  Deficit accumulated during the
  development stage               (558,737)          (445,069)

     Total Stockholders' Equity
     (Deficit)                    (152,772)           (39,104)

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY
     (DEFICIT)                $    113,539        $   101,570

The accompanying notes are an integral part of these financial statements.

                         HORTITECH, INC.

                    (A Development Stage Company)
                      Statements of Operations
                         (Unaudited)
                                                                   From
                              For the          For the          Inception on
                         Three Months Ended Nine Months Ended   October 24,
                           September 30,     September 30,      1986 Through
                                                                September 30,
                            1998      1997    1998      1997        1998
REVENUES                  $    -    $    -       $   -  $    -   $     -

EXPENSES                       -         -           -       -         -

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS    (1,602)  (17,931)   (113,668) (18,191) (558,737)

NET INCOME (LOSS)        $  (1,602) $(17,931)  $(113,668)$(18,191)$(558,737)

NET INCOME (LOSS)
  PER SHARE              $   (0.00) $  (0.00)  $   (0.00)$  (0.00)

WEIGHTED NUMBER OF
SHARES OUTSTANDING       18,846,170 18,846,170 18,846,170 18,846,170

The accompanying notes are an integral part of these financial statements.

                            HORTITECH, INC.
                    (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                  Additional   During the
                               Common Stock         Paid-in    Development
                              Shares      Amount    Capital       Stage
Balance, October 24, 1986           -     $   -     $     -     $      -

Issue of common stock to
 officers and directors at
 $5.00 per share                1,000         1         4,999          -

Net loss for the year ended
 December 31, 1986                  -         -           -            -

Balance, December 31, 1986      1,000         1         4,999          -

Issue of common stock to
 public at $250 per share         600         1       149,999          -

Less stock offering cost            -         -       (19,880)         -

Issue of common stock in
 exchange for subsidiary          270         -           500          -

Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                  505         -         2,527          -

Issue of common stock in private
 placement at approximately
 $12.50 per share               6,045         6        75,557          -

Net loss for the year ended
 December 31, 1987                  -         -           -       (176,716)

Balance, December 31, 1987      8,420         8       213,702     (176,716)

Net loss for the year ended
 December 31, 1988                  -         -           -        (36,504)

Balance, December 31, 1988      8,420         8       213,702     (213,220)

Net loss for the year ended
 December 31, 1989                  -         -           -           (490)

Balance, December 31, 1989      8,420     $   8    $  213,702   $ (213,710)

Contribution of capital             -         -            35          -

Net loss for the year ended
 December 31, 1990                  -         -           -           (727)

Balance, December 31, 1990      8,420         8       213,737     (214,437)

Net loss for the year ended
 December 31, 1991                  -         -           -           (224)

Balance, December 31, 1991      8,420         8       213,737     (214,661)

Net loss for the year ended
 December 31, 1992                  -         -           -           (236)

Balance, December 31, 1992      8,420         8       213,737     (214,897)

Net loss for the year ended
 December 31, 1993                  -         -           -           (235)

Balance, December 31, 1993      8,420         8       213,737     (215,132)

Common stock issued for cash
 and services at approximately
 $0.43 per share               14,134        14         5,986          -

Net loss for the year ended
 December 31, 1994                  -         -           -         (9,162)

Balance, December 31, 1994     22,554        22       219,723     (224,294)

Common stock issued for cash
 at $5.00 per share             2,000         2         9,998          -

Forgiveness of debt                 -         -         4,759          -

Net loss for the year ended
 December 31, 1995                  -         -           -         (6,019)

Balance, December 31, 1995     24,554     $  24    $  234,480   $ (230,313)

Common stock issued for cash
 at $0.05 per share           360,000       360        17,640          -

Common stock issued for cash
 at an average of $ 0.01
 per share                 18,461,600    18,461       135,000          -

Stock split adjustment             16         1            (1)         -

Net loss for the year ended
 December 31, 1996                  -         -             -      (25,839)

Balance, December 31, 1996 18,846,170    18,846         387,119   (256,152)

Net loss for the year ended
 December 31, 1997                  -         -             -     (188,917)

Balance, December 31,1997  18,846,170    18,846         387,119   (445,069)

Net loss for the nine
months ended September 30,
1998 (unaudited)                    -         -             -     (113,668)

Balance, September 30,
1998 (unaudited)           18,846,170 $  18,846    $    387,119 $ (558,737)

The accompanying notes are an integral part of these financial statements.

                           HORTITECH, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)
                                   From
                         For the        For the     Inception on
                    Three Months Ended Nine Months Ended   October 24,
                       September 30,        September 30,     1986 Through
                                                    September 30,
                    1998      1997   1998    1997      1998
CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from
   operations           $(1,602) $ (17,931) $ (113,668) $ (18,191)$(558,737)
  Adjustments to
  reconcile net (loss)
  to net cash provided
  by operating activities:
     Forgiveness of debt    -          -           -          -       4,759
     Stock issued for
     services               -          -           -          -       1,000
     Increase in accounts
     payable-related
     parties              2,332        -        37,508        -      78,270
    Amortization of
    discount on note
    receivable              -       (2,550)     (3,982)    (9,079)  (20,212)

  Changes in operating assets and liabilities:

     Increase in
     advances payable       -          -           -          -      65,000
     (Increase) decrease
     in refundable
     deposits               -          -           -          -         -

    (Increase) decrease
    in prepaid expenses     -       (8,500)      7,500     (8,500)      -
    Increase (decrease)
    in accounts payable    (405)    13,341      (9,833)    20,115    25,079

      Net Cash Used by
      Operating Activities  325    (15,640)    (82,475)   (15,655) (404,841)

CASH FLOWS FROM INVESTING ACTIVITIES

    (Increase) in note
    receivable              -       70,000         -       70,000   (74,087)

       Net Cash Used by
       Investing Activities -       70,000         -       70,000   (74,087)

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from
    loan                 (4,143)       -        97,962        -      97,962
    Cash contributed to
    additional paid-in
    capital                 -          -           -          -     243,607

    Stock offering cost     -          -           -          -     (19,880)

    Issuance of common
    stock                   -          -           -          -     176,479

      Net Cash Used by
      Financing
      Activities         (4,143)       -        97,962        -     498,168

Increase (Decrease) in
Cash                     (3,818)    54,360      15,487     54,345    19,240

CASH AT BEGINNING OF
PERIOD                   23,058        489       3,753        504       -

CASH AT END OF PERIOD   $19,240    $54,849    $ 19,240    $54,849  $ 19,240

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Interest            $   -      $   -      $    -      $   -    $    -
    Taxes               $   -      $   -      $    -      $   -    $    -

NON CASH FINANCING ACTIVITIES:

    Stock issued for
    services            $   -      $   -      $    -      $   -    $  1,000

The accompanying notes are an integral part of these financial statements.
                          HORTITECH, INC.
                   (A Development Stage Company)
              September 30, 1998 and December 31, 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       The financial statements presented are those of Hortitech, Inc. (a development stage company). The Company was incorporated under the laws of the State of Utah on October 24, 1986. The Company completed a public offering of its common stock in November 1987. The gross proceeds received by the Company were $150,000. On August 31, 1987, the Company completed the acquisition of all the outstanding common shares of Western Antenna Research, Inc., a Colorado corporation. The Company=s name was subsequently changed to Western Antenna Corporation. After two years of unsuccessful operations, the name of the Company was changed to Hortitech, Inc. on November 29, 1989. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit.

       Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

       Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       Provision for Taxes

       At September 30, 1998, the Company has net operating loss carryforwards of approximately $558,737 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

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

NOTE 2 - GOING CONCERN

       The Company=s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management=s plan to seek additional capital through a merger with an existing operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

NOTE 4 - NOTE RECEIVABLE

       The Company loaned $164,299 to an individual in 1996. The note is discounted at 8% per annum and is due on May 20, 1998. The Company holds 100,000 share of the AThe Beverage Store, Inc.@ restricted common stock as collateral. On August 12, 1997, the Company received $70,000 as a partial payment. The balance at December 31, 1997 was $90,317.

NOTE 5 - ADVANCES PAYABLE

       The Company was advanced $1,015,000 to aid in the acquisition of The Indian Motorcycle Trademark. The acquisition did not take place, and the Company returned $950,000 to the lender. There is a balance of $65,000 which the Company still owes. The advance is non-interest bearing, and is due on demand.

NOTE 6 - LOAN PAYABLE B RELATED PARTY

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

     During the quarters ended September 30, 1998 and 1997, the Company had no business operations, but recorded net loss from discontinued operations of $1,602 during the quarterly period ended September 30, 1998, compared with net loss of $17,931 from discontinued operations during the quarter ended September 30, 1997.

Liquidity.
----------

     The Company had cash on hand of $19,240 at September 30, 1998. During the quarter ended March 31, 1998, a related party made a non-interest bearing loan to the Company in the amount of $105,465; $7,503 had been repaid as of September 30, 1998.

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



Date: 11/16/98                        By/s/Suzanne L. Wood
      --------------                    --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HORTITECH, INC.



Date:11/16/98                         By/s/Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date:11/16/98                         By/s/Barry D. Russell
     ----------                          ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary