Form 10KSB
period 1998-12-31
HORTITECH INC
filed 1999-04-12
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
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


                                     N/A
                                     ---
       (Former Name or Former Address, if changed since last Report)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1998 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1999 - $18,695,930.  There are approximately 17,596,170 shares of common voting stock of the Company held by non-affiliates. These computations are based upon the average of the high and low bid prices for the common stock of the Company on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") for the quarter ended December 31, 1998.

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

                              March 29, 1999

                                18,846,170

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of the Company's business development from inception to the end of the calendar year ended December 31, 1997, see its annual report on Form 10-KSB for the calendar year ended December 31, 1997, which was filed with the Securities and Exchange Commission on August 17, 1998, and which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

Business.
---------

     Other than seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations for approximately 10 years. Because the Company has limited assets and conducts no material business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

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

          The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31, 1998, and 1997, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1997                          2                   0.625

June 30, 1997                            0.625               0.625

September 30, 1997                       0.36                0.08

December 31, 1997                        5.00                0.50

March 31, 1998                           4.00                1.00

June 30, 1998                            1.375               0.625

September 30, 1998                       0.625               0.625

December 31, 1998                        1.50                0.625


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

Recent Sales of Unregistered Securities.
----------------------------------------

                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------             ------           -------------

Promed International 7-5-96               90,000 (1)       $4,500
Ltd.

Mandarin Overseas    7-5-96               90,000 (1)       $4,500
Investment Co. Ltd.

Capital Commerce,    7-5-96               90,000 (1)       $4,500
Ltd.

First Capital        7-5-96               90,000 (1)       $4,500
Commerce, Ltd.

David Liscombe       7-15-96             615,400           $  615.40

Daye Ellingham       7-15-96             615,400           $  615.40


Elizabeth Evelyn     7-15-96             615,400           $  615.40
Barclay

Patrick Flynn        7-15-96             307,700           $  307.70

Glennis Temme        7-15-96             307,700           $  307.70

Eftihia Stubos       7-15-96             250,000 (2)       $  250

Suzanne Lorraine     7-15-96             250,000 (2)       $  250
Wood

Randall Goddard      7-15-96             250,000 (2)       $  250

Anthony Pallante     7-15-96             250,000 (2)       $  250

Pembridge Securities 7-15-96           1,500,000 (2)       $1,500
Ltd.

Margaret Rawlinson   7-15-96           1,000,000 (2)       $1,000

Gallipoli Holdings,  7-15-96           1,000,000 (2)       $1,000
Ltd.

Investment           7-15-96           1,600,000 (2)       $1,600
Objectives, Ltd.

San Pedro Securities 7-15-96           1,500,000 (2)       $1,500
Inc.

R.O.I., Inc.         7-15-96           1,400,000 (2)       $1,400

Tradewinds           7-15-96           1,500,000 (2)       $1,500
Investments, Ltd.

Partner Marketing AG 7-15-96           1,500,000 (2)       $1,500

Shangrila            7-15-96           1,250,000 (2)       $1,250
Investments, Ltd.

CDC Consulting       7-15-96           1,000,000 (2)       $1,000
Commerce Distribution
AG

Asset Collateral     7-15-96           1,750,000 (2)       $1,750
Trust


        (1) Retroactively reflects a reverse split of the Company's common stock in the ratio of one for 50, which became effective July 8, 1996.

        (2) Issued pursuant to Regulation S of the Securities and Exchange Commission.


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

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Utah and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or since the abandonment of its unsuccessful business operations approximately 10 years ago.

     At December 31, 1998, the Company had total assets of $19,088, as compared with total assets of $101,570 at December 31, 1997. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar years ended December 31, 1998 and 1997, the Company had net losses of ($226,743) and($188,917), respectively, from discontinued operations. The Company received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company had cash resources of $19,088 and $3,753, respectively, at December 31, 1998 and 1997.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1998 and 1997

          Independent Auditors' Report

          Balance Sheet - December 31, 1998

          Statements of Operations for the years ended
          December 31, 1998 and 1997 and from inception on October 24, 1986, through December 31, 1998

          Statements of Stockholders' Equity for the years from inception to December 31, 1998

          Statements of Cash Flows for the years ended
          December 31, 1998 and 1997 and from inception on October 24, 1986, through December 31, 1998

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

Business Experience.
--------------------

    Suzanne L. Wood is 42 years of age and is an accountant with over 15 years experience in the financial management of private and public companies. After graduating from the University of British Columbia, Ms. Wood was employed for several years with Revenue Canada, Taxation, primarily with its Business Audit Division. During this period, she enrolled in and completed four levels of the Certified General Accountants' Program.

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

     Barry D. Russell is 62 years of age and has served as a director and the Secretary of Hightec, Inc., a publicly held company since September 5, 1995. In 1991, he was elected to the Board of Directors and appointed Chairman of First Entertainment Corporation, a publicly held company listed on the Vancouver Stock Exchange; in 1992, he assumed the positions of President and CEO of this company.

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


                                       Long Term Compensation

                 Annual Compensation     Awards      Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                 Other        ities        All
Name and   Year or               Annual Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Compen-rictedlying  Pay-  Comp-
Position   Ended      ($)   ($)  sat'n  Stock Optionsouts ensat'n
-----------------------------------------------------------------

Suzanne L.
Wood,      12/31/96    0     0     0     0      0     0   0
President, 12/31/97    0     0     0     0      0     0   0
Director   12/31/98    0     0     0     0      0     0   0


Barry D.
Russell,   12/31/96    0     0     0     0      0     0   0
Secretary/ 12/31/97    0     0     0     0      0     0   0
Treasurer, 12/31/98    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1998, 1997, or 1996, or the period ending on the date of this Report.

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


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------


Suzanne L. Wood               250,000              1.3%
#210 - 580 Hornby Street
Vancouver, B.C.
Canada V6C 3B6

Gallipoli Holdings          1,000,000              5.3%
Ltd. *
3-1234 West 7th Ave.
Vancouver, B.C.
Canada V6H 1B6

CDC Consulting              1,000,000              5.3%
Commerce Distribution
Glockengasse 4
Postfach 1220
4001 Basel
Switzerland

Partner Marketing           1,500,000              8.0%
AG
Habsburgerstrasse 20
6002 Luzern
Switzerland

Margaret Rawlinson          1,000,000              5.3%
1480-885 West Georgia St.
Vancouver, B.C.
Canada V6C 3E8

Shangrila Investments       1,750,000              9.3%
Ltd.
Oakbridge House
6, West Hill Street
P. O. Box N8195
Nassau, Bahamas

Tradewinds Investments      1,750,000              9.3%
Ltd.
Charlotte House,
Charlotte Street
P. O. Box N7755
Nassau, Bahamas
                              -------             ----

                            8,250,000             43.8%


     * Barry D. Russell, the Secretary/Treasurer and a Director of the Company may be deemed to be the beneficial owner of all of the shares of the Company held in the name of Gallipolli Holdings, Ltd.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------


Suzanne L. Wood               250,000                1.3%
#210 - 580 Hornby Street
Vancouver, B.C.
Canada V6C 3B6

Barry D. Russell*           1,000,000                5.3%
3-1234 West 7th Ave.
Vancouver, B.C.
Canada V6H 1B6
                              -------               -----
                            1,250,000                6.6%

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the calendar year ended December 31, 1998, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     During the calendar year ended December 31, 1998, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     During the calendar year ended December 31, 1998, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     During the calendar year ended December 31, 1998, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

 27                Financial Data Schedule


DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1997, filed August 17, 1998.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HORTITECH, INC.



Date: April 9/99                       /s/ Suzanne L. Wood
      -------------                    -------------------
                                       Suzanne L. Wood
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        HORTITECH, INC.



Date: April 9/99                        /s/ Suzanne L. Wood
      -------------                     -------------------
                                        Suzanne L. Wood
                                        President and Director


Date: April 9/99                        /s/ Barry D. Russell
      -------------                     --------------------
                                        Barry D. Russell
                                        Secretary/Treasurer and Director

                            HORTITECH, INC.
                     (A Development Stage Company)

                          FINANCIAL STATEMENTS

                           December 31, 1998

                      INDEPENDENT AUDITORS' REPORT

      The Board of Directors
      Hortitech, Inc.
      (A Development Stage Company)
      Vancouver, BC, Canada

      We have audited the accompanying balance sheet of Hortitech, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997, and from inception on October 24, 1986 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hortitech, Inc. (a development stage company) as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and from inception on October 24, 1986 through December 31, 1998 in conformity with generally accepted accounting principles.

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

     /S/Jones, Jensen & Company
      Jones, Jensen & Company
      Salt Lake City, Utah
      February 6, 1999

                              HORTITECH, INC.
                       (A Development Stage Company)
                               Balance Sheet
                                  ASSETS
                                                     December 31,
                                                         1998
CURRENT ASSETS

  Cash                                               $   19,088

    Total Current Assets                                 19,088

OTHER ASSETS

  Note receivable - net (Note 4)                         -

    Total Other Assets                                   -

    TOTAL ASSETS                                     $   19,088

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                   $   28,292
  Accounts payable - related parties                     81,366
  Advances payable (Note 5)                              65,000
  Note payable (Note 6)                                  97,830
  Accrued interest payable                               12,447

    Total Current Liabilities                           284,935

STOCKHOLDERS  EQUITY (DEFICIT)

  Common stock, $0.001 par value; authorized
    200,000,000 shares; 18,846,170 shares issued
    and outstanding                                      18,846
  Additional paid-in capital                            387,119
  Deficit accumulated prior to November 29, 1989       (213,710)
  Deficit accumulated during the development stage     (458,102)

    Total Stockholders  Equity (Deficit)               (265,847)

    TOTAL STOCKHOLDERS  EQUITY (DEFICIT)             $   19,088

                              HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Operations

                                                       From
                                                    Inception of
                                                    Development
                                                     Stage on
                                                    November 29,
                              For the Years Ended   1989 Through
                                  December 31,      December 31,
                                1998        1997        1998
REVENUES                       $   -      $   -       $ -

GENERAL AND ADMINISTRATIVE
EXPENSES                         226,743    188,917     458,102

NET LOSS                       $(226,743) $(188,917)  $(458,102)

BASIC LOSS PER SHARE            $  (0.01) $   (0.00)

BASIC NUMBER OF SHARES
OUTSTANDING                   18,846,170  18,846,170

                            HORTITECH, INC.
                    (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                  Additional   During the
                               Common Stock         Paid-in    Development
                              Shares      Amount    Capital       Stage
Balance, October 24, 1986           -     $   -     $     -     $      -

Issue of common stock to
 officers and directors at
 $5.00 per share                1,000         1         4,999          -

Net loss for the year ended
 December 31, 1986                  -         -           -            -

Balance, December 31, 1986      1,000         1         4,999          -

Issue of common stock to
 public at $250 per share         600         1       149,999          -

Less stock offering cost            -         -       (19,880)         -

Issue of common stock in
 exchange for subsidiary          270         -           500          -

Issue of common stock for
 services rendered at
 approximately
 $5.00 per share                  505         -         2,527          -

Issue of common stock in private
 placement at approximately
 $12.50 per share               6,045         6        75,557          -

Net loss for the year ended
 December 31, 1987                  -         -           -       (176,716)

Balance, December 31, 1987      8,420         8       213,702     (176,716)

Net loss for the year ended
 December 31, 1988                  -         -           -        (36,504)

Balance, December 31, 1988      8,420         8       213,702     (213,220)

Net loss for the year ended
 December 31, 1989                  -         -           -           (490)

Balance, December 31, 1989      8,420     $   8    $  213,702   $ (213,710)

Contribution of capital             -         -            35          -

Net loss for the year ended
 December 31, 1990                  -         -           -           (727)

Balance, December 31, 1990      8,420         8       213,737     (214,437)

Net loss for the year ended
 December 31, 1991                  -         -           -           (224)

Balance, December 31, 1991      8,420         8       213,737     (214,661)

Net loss for the year ended
 December 31, 1992                  -         -           -           (236)

Balance, December 31, 1992      8,420         8       213,737     (214,897)

Net loss for the year ended
 December 31, 1993                  -         -           -           (235)

Balance, December 31, 1993      8,420         8       213,737     (215,132)

Common stock issued for cash
 and services at approximately
 $0.43 per share               14,134        14         5,986          -

Net loss for the year ended
 December 31, 1994                  -         -           -         (9,162)

Balance, December 31, 1994     22,554        22       219,723     (224,294)

Common stock issued for cash
 at $5.00 per share             2,000         2         9,998          -

Forgiveness of debt                 -         -         4,759          -

Net loss for the year ended
 December 31, 1995                  -         -           -         (6,019)

Balance, December 31, 1995     24,554     $  24    $  234,480   $ (230,313)

Common stock issued for cash
 at $0.05 per share           360,000       360        17,640          -

Common stock issued for cash
 at an average of $ 0.01
 per share                 18,461,600    18,461       135,000          -

Stock split adjustment             16         1            (1)         -

Net loss for the year ended
 December 31, 1996                  -         -             -      (25,839)

Balance, December 31, 1996 18,846,170    18,846         387,119   (256,152)

Net loss for the year ended
 December 31, 1997                  -         -             -     (188,917)

Balance, December 31,1997  18,846,170    18,846         387,119   (445,069)

Net loss for the year ended
 December 31, 1998                  -         -             -     (226,743)

Balance, December 31, 1998 18,846,170   $18,846      $  387,119 $ (671,812)

                              HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                                       From
                                                    Inception of
                                                    Development
                                                     Stage on
                                                    November 29,
                              For the Years Ended   1989 Through
                                  December 31,      December 31,
                                1998        1997        1998
CASH FLOWS FROM  OPERATING
ACTIVITIES

  Loss from operations        $(226,743)  $(188,917) $(458,102)
  Adjustments to reconcile net
   (loss) to net cash provided
   by operating activities:
   Forgiveness of debt              -           -        4,759
   Stock issued for services        -           -        1,000
   Amortization of discount on
   note payable                  (3,982)    (11,008)   (20,212)
  Changes in operating assets
  and liabilities:
   Increase in accounts payable-
     related parties             40,604      40,762     81,366
   Increase in allowance for bad
     debt                        94,299         -       94,299
   Increase in accrued interest
     payable                     12,447         -       12,447
   Increase in advances payable     -        65,000     65,000
   (Increase) decrease in prepaid
     expenses                     7,500      (7,500)       -
   Increase(decrease) in accounts
     payable                     (6,620)     34,912     28,292

      Net Cash Used by Operating
      Activities                (82,495)    (66,751)  (191,151)

CASH FLOWS FROM INVESTING ACTIVITIES

  Collection of note receivable     -        70,000     70,000
  Increase in note receivable       -           -     (144,087)

      Net Cash Used by Investing
      Activities                    -        70,000    (74,087)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in notes payable      97,830         -       97,830
  Cash contributed to additional
  paid-in capital                   -           -           35
  Issuance of common stock          -           -      186,461

     Net Cash Used by Financing
     Activities                  97,830         -      284,326

Increase (Decrease) in Cash      15,335       3,249     19,088

CASH AT BEGINNING OF PERIOD       3,753         504        -

CASH AT END OF PERIOD          $ 19,088  $    3,753   $ 19,088

SUPPLEMENTAL CASH FLOWS
 INFORMATION:
   Interest                    $    -    $      -     $    -
   Taxes                            -           -          -

NON CASH FINANCING ACTIVITIES:
   Stock issued for services   $    -    $      -     $  1,000

                              HORTITECH, INC.
                       (A Development Stage Company)
                             December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Organization

      The financial statements presented are those of Hortitech, Inc. (a development stage company). The Company was incorporated under the laws of the State of Utah on October 24, 1986. The Company completed a public offering of its common stock in November 1987. The gross proceeds received by the Company were $150,000. On August 31, 1987, the Company completed the acquisition of all the outstanding common shares of Western Antenna Research, Inc., a Colorado corporation. The Company's name was subsequently changed to Western Antenna Corporation. After two years of unsuccessful operations, the name of the Company was changed to Hortitech, Inc. on November 29, 1989 and the Company was reclassified as a development stage company. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit.

      b.  Accounting Method

      The Company s financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

      c.  Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      d. Provision for Taxes

      At December 31, 1998, the Company has net operating loss carryforwards of approximately $670,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

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

NOTE 4 - NOTE RECEIVABLE

      The Company loaned $164,299 to an individual in 1996. The note is discounted at 8% per annum and was due on May 20, 1998. The Company holds 100,000 shares of The Beverage Store, Inc. restricted common stock as collateral. On August 12, 1997, the Company received $70,000 as a partial payment. The balance at December 31, 1998 was $94,299. An allowance for bad debt was recorded for $94,299 because the amount is past due.

NOTE 5 - ADVANCES PAYABLE

      The Company was advanced $1,015,000 to aid in the acquisition of The Indian Motorcycle Trademark. The acquisition did not take place, and the Company returned $950,000 to the lender. There is a balance of $65,000 which the Company still owes. The advance is non-interest bearing, and is due on demand. Interest has been imputed at 8% per annum.

NOTE 6 - NOTE PAYABLE

      The Company received $97,830 in the form of an unsecured note payable during 1998. The note payable is due upon demand and interest expense has been imputed at 8% per annum.