Form 10QSB
period 1999-03-31
HORTITECH INC
filed 1999-05-20
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
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

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             March 31, 1999

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

                            HORTITECH, INC.
                     (A Development Stage Company)
                            Balance Sheets

                                ASSETS

                                                 March 31        December 31,
                                                     1999                1998
CURRENT ASSETS                                  (Unaudited)

  Cash                                       $       18,062      $     19,088

    Total Current Assets                             18,062            19,088

OTHER ASSETS

  Notes receivable (Note 4)                          -                  -

   Total Other Assets                                     0             0

   TOTAL ASSETS                              $       18,062      $     19,088


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                           $       31,266      $     28,292
  Accounts payable - related parties                 85,890            81,366
  Advances payable (Note 5)                          65,000            65,000
  Note payable (Note 6)                              99,420            97,830
  Accrued interest payable                           12,447            12,447

    Total Current Liabilities                       294,023           284,935

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock:  $0.001 par value; authorized
   200,000,000 shares; 18,846,170 shares issued
   and outstanding                                   18,846            18,846
   Additional paid-in capital                       387,119           387,119
   Deficit accumulated prior to November 29, 1989  (213,710)         (213,710)
   Deficit accumulated during the development stage(468,216)         (458,102)

     Total Stockholders' Equity (Deficit)          (275,961)         (265,847)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   18,062      $     19,088


     The accompanying notes are an integral part of these financial statements

                           HORTITECH, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                           (Unaudited)

                                                                    From
                                                                 Inception o
                                                                 Development
                                                For the           Stage on
                                            Three Months Ended   November 29
                                                March 31         1989 Through
                                                                  March 31,
                                           1999         1998         1999

CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations      $  (10,114)  $  (93,767)  $   (468,216)
  Adjustments to reconcile net (loss) to net
   cash provided by operating activities:
     Forgiveness of debt                   -            -             4,759
     Stock issued for services             -            -             1,000
    Amortization of discount on note re    -          (3,982)       (20,212)
  Changes in operating assets and liabilities:
     Increase in accounts payable -
      related parties                     4,524       31,510         85,890
     Increase in allowance for bad debt                              94,299
     Increase in accrued interest payab    -            -            12,447
     Increase in advances payable          -            -            65,000
     (Increase) decrease in refundable
       deposits                            -         (15,000)         -
   ( Increase) decrease  in prepaid exp    -           7,500          -
    Increase (decrease) in accounts pay   2,974      (11,461)        31,266

    Net Cash Used by Operating Activities(2,616)     (85,200)      (193,767)

CASH FLOWS FROM INVESTING ACTIVITIES

    Collection of note receivable          -            -            70,000
    (Increase) in note receivable          -            -          (144,087)

  Net Cash Used by Investing Activities    -            -           (74,087)

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from loan                -         105,465          -
     Increase in notes payable            1,590         -            99,420
    Cash contributed to additional
      paid-in capital                      -            -                35
    Stock offering cost                    -            -             -
    Issuance of common stock               -            -           186,461

  Net Cash Used by Financing Activities   1,590      105,465        285,916

Increase (Decrease) in Cash              (1,026)      20,265         18,062

CASH AT BEGINNING OF PERIOD              19,088        3,753          -

CASH AT END OF PERIOD                $   18,062   $   24,018   $     18,062

                         HORTITECH, INC.
                  (A Development Stage Company)
                Statements of Cash Flows (Continued)
                         (Unaudited)
                                                                    From
                                                                 Inception o
                                                                 Development
                                                For the           Stage on
                                           Three Months Ended    November 29
                                                March 31,        1989 Through
                                                                  March 31,
                                           1999         1998        1999


SUPPLEMENTAL CASH FLOWS
  INFORMATION:
    Interest                         $     -      $     -      $      -
    Taxes                            $     -      $     -      $      -

NON CASH FINANCING ACTIVITIES:
    Stock issued for services        $     -      $     -      $      1,000

                           HORTITECH, INC.
                   (A Development Stage Company)
                      Statements of Operations
                            (Unaudited)


                                                                    From
                                                                 Inception o
                                                                 Development
                                                For the           Stage on
                                           Three Months Ended    November 29
                                                March 31,        1989 Through
                                                                  March 31,
                                           1999         1998        1999

REVENUES                                $     -      $     -      $      -

GENERAL AND AMINISTRATIVE  EXPENSES         10,114       93,767       468,216


NET LOSS                                $  (10,114)  $  (93,767)  $  (468,216)


 BASIC LOSS PER SHARE                   $    (0.00)   $   (0.00)

WEIGHTED NUMBER OF
SHARES OUTSTANDING                      18,846,170   18,846,170


    The accompanying notes are an integral part of these financial statements.

                           HORTITECH, INC.
                   (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                   Common Stock         Paid-in    Accumulated
                               Shares       Amount       Capital       Deficit


Balance, October 24, 1986               $     -      $     -      $      -

Issue of common stock to
  officers and directors at
  $5.00 per share               1,000            1        4,999          -

Net loss for the year ended
  December 31, 1986              -            -            -             -

Balance, December 31, 1986      1,000            1        4,999          -

Issue of common stock to
  public at $250 per share        600            1      149,999          -

Less stock offering cost         -            -         (19,880)         -

Issue of common stock in
   exchange for subsidiary        270         -             500          -

Issue of common stock for
  services rendered at approximately
  $5.00 per share                 505         -           2,527          -

Issue of common stock in private
  placement at approximately
  $12.50 per share              6,045            6       75,557          -

Net loss for the year ended
  December 31, 1987              -            -            -         (176,716)

Balance, December 31, 1987      8,420            8      213,702      (176,716)

Net loss for the year ended
  December 31, 1988              -            -            -          (36,504)

Balance, December 31, 1988      8,420            8      213,702      (213,220)

Net loss for the year ended
  December 31, 1989              -            -            -             (490)

Balance, December 31, 1989      8,420   $        8   $  213,702  $   (213,710)

                        HORTITECH, INC.
                (A Development Stage Company)
        Statements of Stockholders' Equity (Deficit)



                                                       Additional
                                 Common Stock           Paid-in    Accumulated
                              Shares       Amount       Capital       Deficit

Balance, December 31, 1989      8,420   $        8   $  213,702   $  (213,710)

Contribution of capital          -            -              35          -

Net loss for the year ended
  December 31, 1990              -            -            -             (727)

Balance, December 31, 1990      8,420            8      213,737      (214,437)

Net loss for the year ended
  December 31, 1991              -            -            -             (224)

Balance, December 31, 1991      8,420            8      213,737      (214,661)

Net loss for the year ended
  December 31, 1992              -            -            -             (236)

Balance, December 31, 1992      8,420            8      213,737      (214,897)

Net Loss for the year ended
  December 31, 1993              -            -            -             (235)

Balance, December 31, 1993      8,420            8      213,737      (215,132)

Common stock issued for cash
  and services at approximately
  $0.43 per share              14,134           14        5,986          -

Net loss for the year ended
  December 31, 1994              -            -            -           (9,162)

Balance, December, 31, 1994    22,554           22      219,723      (224,294)

Common stock issued for cash
  at $5.00 per share            2,000            2        9,998          -

Forgiveness of debt              -            -           4,759          -

Net loss for the year ended
  December 31, 1995              -            -            -           (6,019)

Balance, December 31, 1995     24,554   $       24   $  234,480   $  (230,313)

                           HORTITECH, INC.
                    (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)



                                                       Additional
                                 Common Stock           Paid-in    Accumulated
                              Shares       Amount       Capital       Deficit

Balance, December 31, 1995     24,554   $       24   $  234,480   $  (230,313)

Common stock issued for cash
  at $0.05 per share          360,000          360       17,640          -

Common stock issued for cash
  at an average of $0.01   18,461,600       18,461      135,000          -
  per share

Stock split adjustment             16            1           (1)         -

Net loss for the year ended
  December 31, 1996              -            -            -          (25,839)

Balance, December 31, 1996 18,846,170       18,846      387,119      (256,152)

Net loss for the year ended
  December 31, 1997              -            -            -         (188,917)

Balance, December 31, 1997 18,846,170       18,846      387,119      (445,069)

Net loss for the year ended
   December 31, 1998                                                 (226,743)

Balance, December 31, 1998       -            -            -         (671,812)

Net loss for the three months
   ended March 31, 1999          -            -            -          (10,114)
   (unaudited)

Balance, March 31, 1999    18,846,170   $   18,846   $  387,119   $  (681,926)
   (unaudited)

                     HORTITECH, INC.
             (A Development Stage Company)
                     March 31, 1999
                       (Unaudited)


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

d. Provision for Taxes

At March 31, 1999, the Company has net operating loss carryforward of approximately $681,926 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expired unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

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

                     HORTITECH, INC.
               (A Development Stage Company)
                    March 31, 1999
                      (Unaudited)

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

On July 8, 1996 the Board of Directors approved a 1 for 50 reverse stock split. The reverse stock split is reflected in these financial statements on a retroactive basis. The Company then issued 18,461,600 shares of post split common stock for gross proceeds of $153,461.

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

NOTE 5 - ADVANCES PAYABLE

The Company was advanced $1,015,000 to aid in the acquisition of The Indian Motorcycle Trademark. The acquisition did not take place and the Company returned $950,000 to the lender. There is a balance of $65,000 which the Company still owes. The advance is non-interest bearing, and is due on demand. Interest has been imputed at 8% per annum.

NOTE 6 - NOTE PAYABLE

The Company received $ 97,830 in the form of an unsecured note payable during 1998. The note payable is due upon demand and interest expense has been imputed at 8% per annum.


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

     During the quarters ended March 31, 1999 and 1998, the Company had no business operations, but recorded a net loss from discontinued operations of $10,114 during the quarterly period ended March 31, 1999, compared with a net loss of $93,767 from discontinued operations during the quarter ended March 31, 1998.

Liquidity.
----------

     The Company had cash on hand of $18,062 and $24,018, respectively, at March 31, 1999, and 1998.

Year 2000.
----------

          The Company presently has no material operations, and is presently seeking a suitable candidate for a merger or acquisition transaction. Due to its very limited activities and assets, management does not believe that the change of year to the year 2000 will have any material effect on its business, results of operations or financial condition.

         In seeking out a merger or acquisition target, the Company will take into account the ways in which the Year 2000 may materially affect the operations of any such target. However, until such an entity has been identified, management can not accurately predict how (if at all) the Year 2000 issue may affect the operations of the reorganized Company. At such time as the Company completes such a reorganization, it will timely disclose all material Year 2000 issues in the appropriate filing with the Securities and Exchange Commission.

         For the foregoing reasons, the Company has determined that the potential consequences of the Year 2000 would not have a present material effect on its business, results of operations or financial condition.


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

                                     HORTITECH, INC.



Date: 5/20/99                        By /s/ Suzanne L. Wood
      --------------                    --------------------------------------
                                        Suzanne L. Wood, President


Date: 5/20/99                        By /s/ Barry D. Russell
     ---------------                    --------------------------------------
                                        Barry D. Russell, Director,
                                        Treasurer and Secretary