Form 10QSB
period 1999-06-30
HORTITECH INC
filed 1999-08-16
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
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

                              June 30, 1999

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

                                  HORTITECH, INC.
                              (A Development Stage Company)
                                  Balance Sheets
                              ASSETS

                                                  June 30        December 31,
                                                    1999            1998
CURRENT ASSETS                                  (Unaudited)

  Cash                                     $        13,396      $     19,088

    Total Current Assets                            13,396            19,088

OTHER ASSETS

  Notes receivable (Note 4)                            -                 -

   Total Other Assets                                    0                 0

   TOTAL ASSETS                            $        13,396      $     19,088


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                         $        27,896      $     28,292
  Accounts payable - related parties                90,593            81,366
  Advances payable (Note 5)                         65,000            65,000
  Note payable (Note 6)                             99,525            97,830
  Accrued interest payable                          12,447            12,447

    Total Current Liabilities                      295,461           284,935

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock:  $0.001 par value; authorized
   200,000,000 shares; 18,846,170 shares issued
   and outstanding                                  18,846            18,846
   Additional paid-in capital                      387,119           387,119
   Deficit accumulated prior to November 29, 1989 (213,710)         (213,710)
   Deficit accumulated during the development
     stage                                        (474,320)         (458,102)

     Total Stockholders' Equity (Deficit)         (282,065)         (265,847)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  13,396          $ 19,088

 The accompanying notes are an integral part of these financial statements.

                             HORTITECH, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                                   From
                                                                Inception of
                                                                Development
                                                   For the        Stage on
                                               Three Months End  November 29,
                                                   June 30      1989 Through
                                                                   June 30
                                               1999       1998       1999
REVENUES                                    $     -      $    -    $     -

GENERAL AND AMINISTRATIVE  EXPENSES             6,104      18,299    474,320

NET LOSS                                    $  (6,104)   $(18,299) $(474,320)

BASIC LOSS PER SHARE                        $   (0.00)   $  (0.00)

WEIGHTED NUMBER OF
SHARES OUTSTANDING                           18,846,170     **********

The accompanying notes are an integral part of these financial statement

                             HORTITECH, INC.
                       (A Development Stage Company)
                        Statements of Stockholders'
                             Equity (Deficit)
                                                        Additional
                                   Common Stock         Paid-in    Accumulated
                               Shares       Amount       Capital       Deficit

Balance, October 24, 1986               $     -      $     -      $      -

Issue of common stock to
  officers and directors at
  $5.00 per share               1,000            1        4,999          -

Net loss for the year ended
  December 31, 1986              -            -            -             -

Balance, December 31, 1986      1,000            1        4,999          -

Issue of common stock to
  public at $250 per share        600            1      149,999          -

Less stock offering cost         -            -         (19,880)         -

Issue of common stock in
   exchange for subsidiary        270         -             500          -

Issue of common stock for
  services rendered at approximately
  $5.00 per share                 505         -           2,527          -

Issue of common stock in private
  placement at approximately
  $12.50 per share              6,045            6       75,557          -

Net loss for the year ended
  December 31, 1987              -            -            -         (176,716)

Balance, December 31, 1987      8,420            8      213,702      (176,716)

Net loss for the year ended
  December 31, 1988              -            -            -          (36,504)

Balance, December 31, 1988      8,420            8      213,702      (213,220)

Net loss for the year ended
  December 31, 1989              -            -            -             (490)

Balance, December 31, 1989      8,420   $        8   $  213,702  $   (213,710)

Contribution of capital          -            -              35          -

Net loss for the year ended
  December 31, 1990              -            -            -             (727)

Balance, December 31, 1990      8,420            8      213,737      (214,437)

Net loss for the year ended
  December 31, 1991              -            -            -             (224)

Balance, December 31, 1991      8,420            8      213,737      (214,661)

Net loss for the year ended
  December 31, 1992              -            -            -             (236)

Balance, December 31, 1992      8,420            8      213,737      (214,897)

Net Loss for the year ended
  December 31, 1993              -            -            -             (235)

Balance, December 31, 1993      8,420            8      213,737      (215,132)

Common stock issued for cash
  and services at approximately
  $0.43 per share              14,134           14        5,986          -

Net loss for the year ended
  December 31, 1994              -            -            -           (9,162)

Balance, December, 31, 1994    22,554           22      219,723      (224,294)

Common stock issued for cash
  at $5.00 per share            2,000            2        9,998          -

Forgiveness of debt              -            -           4,759          -

Net loss for the year ended
  December 31, 1995              -            -            -           (6,019)

Balance, December 31, 1995     24,554   $       24   $  234,480   $  (230,313)

Common stock issued for cash
  at $0.05 per share          360,000          360       17,640          -

Common stock issued for cash
  at an average of $0.01   18,461,600       18,461      135,000          -
  per share

Stock split adjustment             16            1           (1)         -

Net loss for the year ended
  December 31, 1996              -            -            -          (25,839)

Balance, December 31, 1996 18,846,170       18,846      387,119      (256,152)

Net loss for the year ended
  December 31, 1997              -            -            -         (188,917)

Balance, December 31, 1997 18,846,170       18,846      387,119      (445,069)

Net loss for the year ended
   December 31, 1998                                                 (226,743)

Balance, December 31, 1998       -            -            -         (671,812)

Net loss for the six months
   ended June 30, 1999
   (unaudited)                   -            -            -          (16,218)

Balance, June 30, 1999
   (unaudited)            18,846,170    $  18,846    $ 387,119   $   (688,030)

                                  HORTITECH, INC.
                            (A Development Stage Company)
                               Statements of Cash Flows
                                   (Unaudited)
 <CAPITON>
                                                                   From
                                                                Inception of
                                                                Development
                                    For the        For the        Stage on
                                Three Months End Six Months End November 29,
                                     June 30       June 30      1989 Through
                                                                   June 30
                                1999      1998   1999     1998     1999
CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations $(6,104)  $(18,299)(16,218)(112,066)(474,320)
  Adjustments to reconcile net
   (loss) to net cash provided
   by operating activities:
     Forgiveness of debt            -          -                       4,759
     Stock issued for services      -          -                       1,000
    Amortization of discount on
     note receivable                -          -             (3,982) (20,212)
  Changes in operating assets and liabilities:
     Increase in accounts payable -
      related parties             4,703     3,666    9,227   35,176   90,593
     Increase in allowance for bad debt                               94,299
     Increase in accrued interest
     payable                        -         -        -        -     12,447
     Increase in advances payable   -         -        -        -     65,000
     (Increase) decrease in
     refundable                     -      15,000      -        -        -
       deposits                     -         -        -        -
    (Increase) decrease  in
     prepaid expenses               -         -        -      7,500      -
    Increase (decrease) in
     accounts payable            (3,370)    2,033     (396)  (9,428)  27,896

      Net Cash Used by Operating
       Activities                (4,771)    2,400   (7,387) (82,800)(198,538)

CASH FLOWS FROM INVESTING ACTIVITIES

    Collection of note receivable   -         -        -        -     70,000
    (Increase) in note receivable   -         -        -        -   (144,087)

       Net Cash Used by Investing
       Activities                   -         -        -        -    (74,087)

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from loan         -      (3,360)     -    102,105      -
     Increase in notes payable      105       -      1,695      -     99,525
    Cash contributed to additional
      paid-in capital               -         -        -        -         35
    Stock offering cost             -         -        -        -        -
    Issuance of common stock        -         -        -        -    186,461

      Net Cash Used by Financing
      Activities                    105    (3,360)   1,695  102,105  286,021

Increase (Decrease) in Cash     $(4,666)  $  (960) $(5,692)$ 19,305 $ 13,396

CASH AT BEGINNING OF PERIOD      18,062    24,018   19,088    3,753      -

CASH AT END OF PERIOD           $13,396   $23,058  $13,396 $ 23,058 $ 13,396

SUPPLEMENTAL CASH FLOWS
  INFORMATION:
    Interest                    $   -     $   -    $   -   $    -   $    -
    Taxes                       $   -     $   -    $   -   $    -   $    -

NON CASH FINANCING ACTIVITIES:
    Stock issued for services   $   -     $   -    $   -   $    -   $  1,000

                              HORTITECH, INC.
                       (A Development Stage Company)
                               June 30, 1999
                                (Unaudited)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

  Provision for Taxes

  At June 30, 1999, the Company has net operating loss carryforward of approximately $688,030 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expired unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

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

NOTE 2   GOING CONCERN

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

NOTE 3   COMMON STOCK

  On July 5, 1996, the Company issued 360,000 shares of common stock for cash at approximately $0.05 per share.

  On July 8, 1996 the Board of Directors approved a 1 for 50 reverse stock split. The reverse stock split is reflected in these financial statements on a retroactive basis. The Company then issued 18,461,600 shares of post split common stock for gross proceeds of $153,461.

NOTE 4   NOTE RECEIVABLE

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

NOTE 5   ADVANCES PAYABLE

  The Company was advanced $1,015,000 to aid in the acquisition of The Indian Motorcycle Trademark. The acquisition did not take place and the Company returned $950,000 to the lender. There is a balance of $65,000 which the Company still owes. The advance is non-interest bearing, and is due on demand. Interest has been imputed at 8% per annum.

NOTE 6   NOTE PAYABLE

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

     During the quarters ended June 30, 1999 and 1998, the Company had no business operations, but recorded a net loss of ($6,104) during the quarterly period ended June 30, 1999, compared with a net loss of ($18,299) during the quarter ended June 30, 1998.

Liquidity.
----------

     The Company had cash on hand of $13,396 and $19,088, respectively, at June 30, 1999, and December 31, 1998.

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

                                     HORTITECH, INC.



Date: 8/13/99                        By/s/Suzanne L. Wood
      ----------                        --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       HORTITECH, INC.



Date: 8/13/99                          By/s/Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                   Director


Date: 8/13/99                          By/s/Barry D. Russell
     ----------                          ------------------------------------
                                         Barry D. Russell, Director,Treasurer
                                         and Secretary