Form 10QSB
period 1999-09-30
HORTITECH INC
filed 1999-11-15
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 33-9782-LA
                                            ----------

                                HORTITECH, INC.
                                --------------
              (Name of Small Business Issuer in its Charter)

         UTAH                                            87-04444506
         ----                                            -----------
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

                              September 30, 1999

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



                         HORTITECH, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                              September 30          December 31
                                       1999                  1998
CURRENT ASSETS                                           (Unaudited)

  Cash                              $       11,305       $      19,088

    Total Current Assets                    11,305              19,088

OTHER ASSETS

  Notes receivable (Note 4)                   -                    -

   Total Other Assets                            0                   0

   TOTAL ASSETS                     $       11,305       $      19,088


               LIABILITIES AND STOCKHOLDERS' EQUITY
                            (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                  $       27,211        $      28,292
  Accounts payable -
    related parties                         99,549               81,366
  Advances payable (Note 5)                 65,000               65,000
  Note payable (Note 6)                    102,225               97,830
  Accrued interest payable                  12,447               12,447

    Total Current Liabilities              306,432              284,935

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock:  $0.001 par
   value; authorized 200,000,000
   shares; 18,846,170 shares issued
   and outstanding                          18,846               18,846
   Additional paid-in capital              387,119              387,119
   Deficit accumulated prior to
   November 29, 1989                      (213,710)            (213,710)
   Deficit accumulated during
   the development stage                  (487,382)            (458,102)

Total Stockholders' Equity (Deficit)      (295,127)            (265,847)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $       11,305        $      19,088



The accompanying notes are an integral part of these financial statements.

                         HORTITECH, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)



                                                         From
                                                                 Inception of
                                                      Development
                          For the             For the             Stage on
                     Three Months Ended   Nine Months Ended     November 29,
                       September 30        September 30         1989 Through
                                                                September 30
                      1999         1998      1999     1998           1999


REVENUES            $    -       $  -      $           $          $     -

GENERAL AND
AMINISTRATIVE
EXPENSES               13,062      1,602      29,280     113,668    487,382


NET LOSS            $ (13,062)   $(1,602)  $ (29,280)  $(113,668) $(487,382)


BASIC LOSS
PER SHARE           $   (0.00)   $   (0.00)$   (0.00)  $  (0.00)

WEIGHTED NUMBER OF
SHARES OUTSTANDING   18,846,170  18,846,170  18,846,170 18,846,170



The accompanying notes are an integral part of these financial statements.

                         HORTITECH, INC.
                  (A Development Stage Company)
                   Statements of Stockholders'
                         Equity (Deficit)



                                                   Additional
                               Common Stock          Paid-in     Accumulated
                             Shares      Amount      Capital       Deficit


Balance, October 24, 1986                $    -      $     -      $   -

Issue of common stock to
  officers and directors at
  $5.00 per share              1,000            1       4,999         -

Net loss for the year ended
  December 31, 1986              -            -            -          -

Balance, December 31, 1986     1,000            1       4,999         -

Issue of common stock to
  public at $250 per share       600            1     149,999         -

Less stock offering cost          -           -       (19,880)        -

Issue of common stock in
   exchange for subsidiary       270          -           500         -

Issue of common stock for
  services rendered at
  approximately
  $5.00 per share                505          -         2,527         -

Issue of common stock in
  private placement at
  approximately
  $12.50 per share             6,045            6      75,557         -

Net loss for the year ended
  December 31, 1987               -           -            -       (176,716)

Balance, December 31, 1987     8,420            8     213,702      (176,716)

Net loss for the year ended
  December 31, 1988               -           -            -        (36,504)

Balance, December 31, 1988     8,420            8     213,702      (213,220)

Net loss for the year ended
  December 31, 1989               -           -            -           (490)

Balance, December 31, 1989     8,420     $      8    $213,702     $(213,710)

The accompanying notes are an integral part of these financial statements.

                         HORTITECH, INC.
                  (A Development Stage Company)
                   Statements of Stockholders'
                   Equity (Deficit) (Continued)



                                                   Additional
                               Common Stock          Paid-in     Accumulated
                             Shares      Amount      Capital       Deficit



Balance, December 31, 1989    8,420      $      8    $   213,702  $(213,710)

Contribution of capital         -             -               35       -

Net loss for the year ended
  December 31, 1990             -             -              -         (727)

Balance, December 31, 1990    8,420             8        213,737   (214,437)

Net loss for the year ended
  December 31, 1991             -             -              -         (224)

Balance, December 31, 1991    8,420             8        213,737   (214,661)

Net loss for the year ended
  December 31, 1992             -             -              -         (236)

Balance, December 31, 1992    8,420             8        213,737   (214,897)

Net Loss for the year ended
  December 31, 1993             -             -              -         (235)

Balance, December 31, 1993    8,420             8        213,737   (215,132)

Common stock issued for
  cash and services at
  approximately
  $0.43 per share            14,134            14          5,986        -

Net loss for the year ended
  December 31, 1994             -             -              -       (9,162)

Balance, December, 31, 1994  22,554            22        219,723   (224,294)

Common stock issued for cash
  at $5.00 per share          2,000             2          9,998        -

Forgiveness of debt             -             -            4,759        -

Net loss for the year ended
  December 31, 1995              -             -              -      (6,019)

Balance, December 31, 1995    24,554     $      24   $   234,480  $(230,313)


The accompanying notes are an integral part of these financial statements.

                         HORTITECH, INC.
                  (A Development Stage Company)
                   Statements of Stockholders'
                   Equity (Deficit) (Continued)

                                                   Additional
                               Common Stock          Paid-in     Accumulated
                             Shares      Amount      Capital       Deficit



Balance, December 31, 1995    24,554     $     24    $   234,480  $(230,313)

Common stock issued for cash
  at $0.05 per share         360,000          360         17,640      -

Common stock issued for cash
  at an average of $0.01
  per share               18,461,600       18,461        135,000      -

Stock split adjustment            16            1             (1)     -

Net loss for the year ended
  December 31, 1996              -             -              -     (25,839)

Balance, December 31,
  1996                    18,846,170       18,846        387,119   (256,152)

Net loss for the year
  ended December 31,
  1997                           -             -              -    (188,917)

Balance, December 31,
  1997                    18,846,170       18,846        387,119   (445,069)

Net loss for the year
  ended December 31,
  1998                                                             (226,743)

Balance, December 31, 1998       -             -              -    (671,812)

Net loss for the nine
  months ended
  September 30, 1999
  (unaudited)                    -             -              -     (29,280)


Balance, September 30,
  1999 (unaudited)        18,846,170     $ 18,846    $  387,119   $(701,092)


The accompanying notes are an integral part of these financial statements.

                               HORTITECH, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)



                                                                       From
                                                                  Inception of
                                                                   Development
                                  For the        For the            Stage on
                          Three Months Ended   Nine Months Ended  November 29,
                              September 30      September 30      1989 Through
                                                                    September
                          1999         1998    1999        1998        1999


CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from
  operations            $(13,062) $   (1,602)  (29,280)  (113,668) $ (487,382)

  Adjustments to
   reconcile net
   (loss) to net
   cash provided by
   operating activities:

     Forgiveness of debt       -           -                            4,759

     Stock issued
      for services             -           -                            1,000

    Amortization of
     discount on note
     receivable                -           -               (3,982)    (20,212)

  Changes in operating
   assets and liabilities:

     Increase in
      accounts payable -
       related parties       8,956       2,332    18,183   37,508      99,549

     Increase in allowance
      for bad debt                                                     94,299

     Increase in accrued
      interest payable         -            -         -        -       12,447

     Increase in
      advances payable         -             -        -        -       65,000

     (Increase) decrease
      in refundable            -             -        -        -           -
       deposits

     (Increase) decrease
      in prepaid expenses      -             -        -      7,500         -

     Increase (decrease)
      in accounts payable    (685)         (405)  (1,081)   (9,833)    27,211

      Net Cash Used by
     Operating Activities  (4,791)          325  (12,178)  (82,475)  (203,329)

CASH FLOWS FROM
  INVESTING ACTIVITIES

    Collection of
     note receivable            -            -         -        -      70,000

    (Increase) in
     note receivable            -            -         -        -    (144,087)

       Net Cash Used by
       Investing Activities     -            -         -        -     (74,087)

CASH FLOWS FROM
 FINANCING ACTIVITIES

    Cash received from loan     -            -         -    97,962         -

     Increase in
      notes payable          2,700       (4,143)    4,395       -     102,225

    Cash contributed to
      additional
      paid-in capital           -             -        -        -          35

    Stock offering cost         -             -        -        -          -

    Issuance of
     common stock               -             -        -        -     186,461

      Net Cash Used by
      Financing Activities   2,700        (4,143)   4,395   97,962    288,721

Increase (Decrease)
  in Cash                 $ (2,091)   $   (3,818) $(7,783) $15,487   $ 11,305

CASH AT BEGINNING
  OF PERIOD                 13,396        23,058   19,088    3,753          -

CASH AT END OF PERIOD   $   11,305    $   19,240  $11,305  $19,240    $11,305




               The accompanying notes are an integral part of these financial statements.



                               HORTITECH, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows (continued)
                                 (Unaudited)



                                                                       From
                                                                  Inception of
                                                                   Development
                                  For the        For the            Stage on
                          Three Months Ended   Nine Months Ended  November 29,
                              September 30      September 30      1989 Through
                                                                    September
                          1999         1998    1999        1998        1999



SUPPLEMENTAL CASH
 FLOWS INFORMATION:

    Interest           $    -      $    -       $   -    $    -     $     -

    Taxes              $    -      $    -       $   -    $    -     $     -


NON CASH FINANCING
  ACTIVITIES:

    Stock issued
     for services      $    -      $    -       $   -     $    -    $   1,000


   The accompanying notes are an integral part of these financial statements

                         HORTITECH, INC.
                  (A Development Stage Company)
                        September 30, 1999
                           (Unaudited)


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

     d. Provision for Taxes

     At September 30, 1999, the Company has net operating loss carryforward of approximately $701,092 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expired unused. Accordingly, the potential tax benefits of the loss carryforward have been offset by a valuation allowance of the same amount.

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

     During the quarters ended September 30, 1999 and 1998, the Company had no business operations, but recorded a net loss of ($13,062) during the quarterly period ended September 30, 1999, compared with a net loss of ($1602) during the quarter ended September 30, 1998.

Liquidity.
----------

     The Company had cash on hand of $11,305 and $19,088, respectively, at September 30, 1999, and September 30, 1998.

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



Date: 11/15/99                       By /s/ Suzanne L. Wood
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



Date: 11/15/99                        By /s/ Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: 11/15/99                        By /s/ Barry D. Russell
     ----------                          ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary