Form 10KSB
period 1999-12-31
MICROACCEL INC
filed 2000-04-13
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  33-9782LA
                                            -----------

                                MICROACCEL, INC.
                                ---------------
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


                                HORTITECH, INC.
                                ---------------
       (Former Name or Former Address, if changed since last Report)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1999 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 12, 2000 - $19,596.17.  There are approximately 19,596,170 shares of common voting stock of the Company held by non-affiliates. There is no "established" public market for the Company's securities, so these shares have been arbitrarily valued at par value ($0.001) per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 16, 2000

                                19,846,170

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of MicroAccel's (the "Company's") business development from inception to the end of the calendar year ended December 31, 1998, see its Annual Reports on Form 10-KSB for the calendar years ended December 31, 1998, 1997, and 1996, which have previously been filed with the Securities and Exchange Commission, and which are incorporated herein by reference. See the
Exhibit Index, Item 13 of this Report.

Business.
---------

     Other than seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations for approximately 10 years.

     On August 30, 1999, the Company and Clickbuytel, Inc., executed a letter of intent providing for the Company to acquire all of the issued and outstanding shares of common stock. In connection with the letter of intent, the Company advanced $350,000 to Clickbuytel. This loan is unsecured, bears interest at the rate of 8% per year, and is payable on demand.

     The parties did not proceed with the acquisition of Clickbuytel and the Company intends to pursue repayment of the entire principal amount, plus interest.

     On December 31, 1999, the Company entered into an agreement with the founder of NV Memory, Inc., a California corporation ("NV Memory"), whereby the Company agreed to acquire all of the issued and outstanding shares of NV Memory in exchange for a 60% interest in the Company. This proposed acquisition was disclosed in a Current Report on Form 8-K, dated February 1, 2000, which was filed with the Securities and Exchange Commission on February 17, 2000, and which is incorporated herein by reference. See Item 13 of this Report.

     In connection with the proposed acquisition of NV Memory, on February 1, 2000, the holders of 59.2% of the Company's issued and outstanding common voting stock voted to: (i) approve the change of the Company's name to "MicroAccel, Inc."; (ii) elect Suzanne L. Wood; Barry D. Russell; Donald S. Stern; and Robert B. Stern to serve on the Company's Board of Directors for a term of one year or until his or her successor is elected and qualified; (iii) adopt the Company's 2000 Stock Option Plan for the grant of incentive and non-qualified options to purchase up to 950,000 shares of the Company's common stock to employees and such other persons as the Plan Administrator (which is currently the Board of Directors) may select; and (iv) permit the Company to take actions without a meeting of stockholders if one or more consents in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote were present and voted.

     Articles of Amendment with respect to the Company's name change were filed with the Division of Corporations and Commercial Code of the Utah Department of Commerce on February 2, 2000, and the Company's name change to "MicroAccel, Inc." became effective on that date. The purpose of the name change was to better reflect the nature of the Company's anticipated business following its proposed acquisition of NV Memory. Each of these matters was disclosed in the Company's Current Report on Form 8-K, dated February 1, 2000.

     As of the date of this Report, the Company has not granted any options pursuant to the 2000 Stock Option Plan. A copy of the 2000 Stock Option Plan, with exhibits, was attached to the Company's recently filed Form 8-K and is incorporated herein by this reference. See Item 13 of this Report.

     On January 25, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously voted to undertake a private placement of up to 1,000,000 "unregistered" and "restricted" shares of the Company's common stock at a price of $4.00 per share, pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission and/or Regulation S thereof. The offering was closed on January 28, 2000, with all 1,000,000 shares being sold to non-"U.S. Persons," as defined in Rule 902(k) of Regulation S. This fundraising was undertaken as part of the Company's proposed acquisition of NV Memory, with the funds to be used for development of NV Memory's computer memory technology, the payment of Company debt and working capital. See the Exhibit Index, Item 13 of this Report.

     By subsequent letter agreement dated February 16, 2000, the Company and Donald Stern, one of the founders of NV Memory, agreed that the closing of the NV Memory agreement must take place no later than February 29, 2000. On March 30, 2000, the Company was notified by the attorneys for the vendors of NV Memory that the vendors declined to go forward with the Company. As a result, the Company's plan of operation for the next 12 months is to seek out a suitable merger or acquisition candidate. See Part I, Item 6 of this Report.

     Because the Company has limited assets and conducts no material business, management anticipates that any acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that it will complete any such acquisition or that any such enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

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

      Management will attempt to meet personally with directors, executive officers and key personnel of any entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

Principal Products and Services.
--------------------------------

     The only activities conducted by the Company during the calendar year ended December 31, 1999, were to manage its limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

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

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash of $507,281 at December 31, 1999, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Suzanne L. Wood. Fees for the use of these items are payable to a company controlled by Ms. Wood. During the calendar year ended December 31, 1999, total fees in this regard were $32,950, all of which has been accrued.

          Because the Company has had no business, its activities during the calendar year ended December 31, 1999, were limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Commission. These activities have consumed an insubstantial amount of management's time.

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

 Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years. However, on February 1, 2000, which is subsequent to the period covered by this Report, several items were submitted to a vote at the Company's special meeting of stockholders. See the caption "Business" of this Report and the Company's Current Report on Form 8-K, dated February 1, 2000, which was filed with the Securities and Exchange Commission on February 17, 2000, and which is incorporated herein by reference. Also see
Item 13 of this Report.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "established trading market" for shares of common stock of the Company. The Company's common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "MIXL." Regardless, no assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

          The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31, 1999, and 1998, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1998                           4.00                1.00

June 30, 1998                            1.375               0.625

September 30, 1998                       0.625               0.625

December 31, 1998                        1.50                0.625

March 31, 1999                           0.75                0.625

June 30, 1999                            1.125               0.70

September 30, 1999                       3.50                0.875

December 31, 1999                        7.125               2.25


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

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 122.

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

Recent Sales of Unregistered Securities.
----------------------------------------

                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------             ------           -------------

Promed International 7-5-96               90,000 (1)       $    4,500
Ltd.

Mandarin Overseas    7-5-96               90,000 (1)       $    4,500
Investment Co. Ltd.

Capital Commerce,    7-5-96               90,000 (1)       $    4,500
Ltd.

First Capital        7-5-96               90,000 (1)       $    4,500
Commerce, Ltd.

David Liscombe       7-15-96             615,400           $       615.40

Daye Ellingham       7-15-96             615,400           $       615.40


Elizabeth Evelyn     7-15-96             615,400           $       615.40
Barclay

Patrick Flynn        7-15-96             307,700           $       307.70

Glennis Temme        7-15-96             307,700           $       307.70

Eftihia Stubos       7-15-96             250,000 (2)       $       250

Suzanne Lorraine     7-15-96             250,000 (2)       $       250
Wood

Randall Goddard      7-15-96             250,000 (2)       $       250

Anthony Pallante     7-15-96             250,000 (2)       $       250

Pembridge Securities 7-15-96           1,500,000 (2)       $     1,500
Ltd.

Margaret Rawlinson   7-15-96           1,000,000 (2)       $     1,000

Gallipoli Holdings,  7-15-96           1,000,000 (2)       $     1,000
Ltd.

Investment           7-15-96           1,600,000 (2)       $     1,600
Objectives, Ltd.

San Pedro Securities 7-15-96           1,500,000 (2)       $     1,500
Inc.

R.O.I., Inc.         7-15-96           1,400,000 (2)       $     1,400

Tradewinds           7-15-96           1,500,000 (2)       $     1,500
Investments, Ltd.

Partner Marketing AG 7-15-96           1,500,000 (2)       $     1,500

Shangrila            7-15-96           1,250,000 (2)       $     1,250
Investments, Ltd.

CDC Consulting       7-15-96           1,000,000 (2)       $     1,000
Commerce Distribution
AG

Asset Collateral     7-15-96           1,750,000 (2)       $     1,750
Trust

Aton Select Fund     1-25-00           1,000,000 (3)       $ 4,000,000
Limited


        (1) Retroactively reflects a reverse split of the Company's common stock in the ratio of one for 50, which became effective July 8, 1996.

        (2) Issued pursuant to Regulation S of the Securities and Exchange Commission.

        (3) These shares were issued under the Company's recently completed private placement of up to 1,000,000 "unregistered" and "restricted" shares of common stock at a price of $4 per share. See the heading "Business" of Part I, Item 1 of this Report.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.
Management believes that it has sufficient cash to meet its expenses during the next 12 months. However, if additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

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

     At December 31, 1999, the Company had total assets of $507,282, as compared with total assets of $19,088 at December 31, 1998. See the Index to Financial Statements, Item 7 of this Report.

     The Company is classified as a development stage enterprise. The Company received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company had cash resources of $507,281 and $19,088, respectively, at December 31, 1999 and 1998. Management believes that its current cash on hand will be sufficient to meet its expenses during the next 12 months.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999 and 1998

          Independent Auditors' Report

          Balance Sheet - December 31, 1999 and 1998

          Statement of Operations for the years ended
          December 31, 1999 and 1998 and from inception of development stage on November 29, 1989, through December 31, 1999

          Statement of Stockholders' Deficiency for the years from inception to December 31, 1999

          Statements of Cash Flows for the years ended
          December 31, 1999 and 1998 and from inception of development stage on November 29, 1989, through December 31, 1999

          Notes to the Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.
---------------------

     On January 18, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously resolved to engage
Telford Sadovnick, P.L.L.C., Certified Public Accountants, of Bellingham,
Washington, to audit the Company's financial statements for the calendar year ended December 31, 1999. This change of accountants was approved and ratified by the holders of 59.2% of the Company's issued and outstanding shares of common stock at the special meeting of stockholders held on February 1, 2000, and was also disclosed in the Current Report dated February 1, 2000, which is incorporated herein by reference. See Item 13 of this Report.

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




                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Suzanne L. Wood       President     4/10/96           (1)
                      Director      4/10/96           (1)

Barry D. Russell      Secretary     4/10/96           (1)
                      Treasurer     4/10/96           (1)
                      Director      4/10/96           (1)

Donald Stern          Director       2/1/00          2/25/00 (2)

Robert Stern          Director       2/1/00          2/25/00 (2)


     (1) These persons presently serve in the capacities indicated.

     (2) Messrs. Stern and Stern are the founders of NV Memory. They resigned from the Company's Board of Directors for the sole purpose of avoiding any potential conflict of interest during the negotiations of a definitive agreement between the parties. As stated under the heading "Business" of this Report, the Sterns have decided not to continue to go forward with the Company.

Business Experience.
--------------------

    Suzanne L. Wood is 43 years of age and is a professional accountant with over 20 years' experience in the finance and corporate management of private and public companies. Her client list includes a number of very high profile, successful individuals and corporate entities.

     After graduation from the University of British Columbia, Ms. Wood spent several years with Revenue Canada, Taxation, primarily with its Business Audit Division. During this period she participated in the Certified General Accountants Program.

     Ms. Wood has completed the Canadian Securities Course and remains current in the changes relating to securities matters through continued participation in various professional development programs and seminars. She continues to attend seminars with the SEC Institute Inc. to keep up to date with SEC rules and regulations.

     Since leaving government service, she provides general consulting services to companies in connection with the development of new business ventures. She participates in efforts to raise capital for the company by assisting in the strategic business planning and advising with respect to the company's capital structure. Part of her services includes the performance of a financial and strategic audit of the company in order to assist the company to formulate its future strategies.

     For a number of clients, Ms. Wood has assisted with the performance of due diligence related to potential business arrangements. Through her network of business contacts cultivated over numerous years, she has assisted companies with the development of world-wide marketing and promotional strategies. Ms. Wood has also been instrumental in assisting her clients to raise hundreds of millions of dollars.

     She is currently on the Board of Directors of a number of private and public companies, including Genetronics Biomedical Ltd., a company listed on the Toronto Stock Exchange and the AMEX Stock Exchange (GEB) which during her tenure, has raised in excess of $50 million.

     Barry D. Russell is 63 years of age and has served as a director and the Secretary of Hightec, Inc., a publicly held company since September 5, 1995. In 1991, he was elected to the Board of Directors and appointed Chairman of First Entertainment Corporation, a publicly held company listed on the Canadian Venture Exchange; in 1992, he assumed the positions of President and CEO of this company.

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


                                       Long Term Compensation

                 Annual Compensation     Awards      Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                 Other        ities        All
Name and   Year or               Annual Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Compen-rictedlying  Pay-  Comp-
Position   Ended      ($)   ($)  sat'n  Stock Optionsouts ensat'n
-----------------------------------------------------------------

Suzanne L.
Wood,      12/31/97    0     0     0     0      0     0   0
President, 12/31/98    0     0     0     0      0     0   0
Director   12/31/99    0     0     0     0      0     0   0


Barry D.
Russell,   12/31/97    0     0     0     0      0     0   0
Secretary/ 12/31/98    0     0     0     0      0     0   0
Treasurer, 12/31/99    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1999, 1998, or 1997, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 19,846,170 shares of common stock being outstanding.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------


Aton Select Fund Limited      1,000,000           5.0%
3076 Sir Francis Drake Hwy.
Road Town, Tortola BVI

                              -------             ----

Total                         1,000,000           5.0%




Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------


Suzanne L. Wood                250,000              1.3%
#210 - 580 Hornby Street
Vancouver, B.C.
Canada V6C 3B6

Barry D. Russell                -0-                  -0-
3-1234 West 7th Ave.
Vancouver, B.C.
Canada V6H 1B6
                              -------               -----

Total                          250,000               1.3%



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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     At December 31, 1999, the Company was indebted to a company owned by the Company's President in the amount of $118,706 for advanced fees and expenses

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated February 1, 2000

Exhibits
--------

Exhibit
Number               Description
------               -----------

 27                Financial Data Schedule


DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1996, filed October 24, 1997.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1997, filed August 17, 1998.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1998, filed April 12, 1999.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICROACCEL, INC.



Date: 4/12/00                        By /s/ Suzanne L. Wood
      -------------                    --------------------
                                       Suzanne L. Wood
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MICROACCEL, INC.



Date: 4/12/00                         By /s/ Suzanne L. Wood
      -------------                     --------------------
                                        Suzanne L. Wood
                                        President and Director


Date: 4/12/00                         By /s/ Suzann L. Wood
      -------------                     -------------------
                                        Barry D. Russell
                                        Secretary/Treasurer and Director

                                HORTITECH, INC.
                       (A Development Stage Enterprise)

                             FINANCIAL STATEMENTS

                              DECEMBER 31, 1999

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Hortitech, Inc.

We have audited the accompanying balance sheet of Hortitech, Inc. (a development stage enterprise) as at December 31, 1999 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hortitech, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise, has to date not established any revenues or business operations, and will likely be required to rely upon the issuance of stock for its financing requirements until self-sufficient business operations can be attained. These factors, together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative figures for the year ended December 31, 1998 are based on financial statements reported on by another firm of auditors who issued their report dated February 6, 1999 without qualification.



Bellingham, Washington                   CERTIFIED PUBLIC ACCOUNTANTS
February 8, 2000
(except for Note 7, as to which
date is March 31, 2000)

                                HORTITECH, INC.
                       (A Development Stage Enterprise)

                                BALANCE SHEET


                                                        December 31,
                                             Note     1999       1998


                                    ASSETS

CURRENT
  Cash                                                $  507,281  $   19,088

NOTES RECEIVABLE                              3                1         -
                                                      $  507,282  $   19,088

                                 LIABILITIES

CURRENT
  Accounts payable and accrued liabilities    5       $  148,662  $  109,658
  Notes and advances payable                  4        1,045,075     175,277
                                                       1,193,737     284,935

                           STOCKHOLDERS' DEFICIENCY

COMMON STOCK
  Authorized: 200,000,000 shares, $0.001
  par value
 Issued outstanding:  18,846,170 shares                   18,846      18,846
  (1998   18,846,170 shares)

ADDITIONAL PAID-IN CAPITAL                               387,119     387,119

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989          (213,710)   (213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE        (878,710)   (458,102)
                                                        (686,455)   (265,847)
                                                      $  507,282  $   19,088


              See accompanying Notes to the Financial Statements

                               HORTITECH, INC.
                       (A Development Stage Enterprise)

                           STATEMENT OF OPERATIONS


                                                                  Cumulative
                                                                     From
                                                                  Inception of
                                                                  Development
                                           For the Years Ended     Stage on
                                              December 31,        November 29,
                                    Note   1999        1998          1999


REVENUE                                            -   $       -   $     -

GENERAL AND ADMINISTRATIVE
  EXPENSES                                      62,693     226,743   520,795

PROVISION FOR LOSS ON NOTES
  RECEIVABLE                         3         357,915         -     357,915

NET LOSS                                   $  (420,608)   (226,743)$(878,710)

BASIC LOSS PER SHARE                       $      0.02       $0.01

WEIGHTED AVERAGE NUMBER OF SHARES           18,846,170  18,846,170


                               HORTITECH, INC.
                       (A Development Stage Enterprise)

                    STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capitol


Balance, October 24, 1986                      -    $        -   $       -

Issue of common stock to officers and
directors at $5.00 per share                 1,000           11        4,999

Net loss for the year ended
December 31, 198                               -             -           -


Balance, December 31, 1986                   1,000           1         4,999

Issue of common stock to
public at $250 per share                       600           1       149,999

Less stock offering cost                       -             -       (19,880)

Issue of common stock in
exchange for subsidiary                        270           -           500

Issue of common stock for
services rendered at approximately
$5.00 per share                                505           -         2,527

Issue of common stock by private
placement at $12.50 per share                6,045           6        75,557

Net loss for the year ended
 December 31, 1987                             -             -           -

Balance, December 31, 1987                   8,420           8       213,702

Net loss for the year ended
   December 31, 1988                           -             -           -

Balance, December 31, 1988                   8,420           8       213,702

Net loss for the year ended
December 31, 1989                              -             -           -

Balance, December 31, 1989                   8,420           8       213,702

Contribution of capital                        -             -            35

Net loss for the year ended
 December 31, 1990                             -             -           -

Balance, December 31, 1990                   8,420  $        8   $   213,737

<CONTINUE>

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)


Balance, October 24, 1986                      -    $        -   $       -

Issue of common stock to officers and
directors at $5.00 per share                   -             -         5,000

Net loss for the year ended
December 31, 198                               -             -           -

Balance, December 31, 1986                     -             -         5,000

Issue of common stock to
public at $250 per share                       -             -       150,000

Less stock offering cost                       -             -       (19,880)

Issue of common stock in
exchange for subsidiary                        -             -           500

Issue of common stock for
services rendered at approximately
$5.00 per share                                -             -         2,527

Issue of common stock by private
placement at $12.50 per share                  -             -        75,563

Net loss for the year ended
 December 31, 1987                        (176,716)          -      (176,716)

Balance, December 31, 1987                (176,716)          -        36,994

Net loss for the year ended
   December 31, 1988                       (36,504)          -       (36,504

Balance, December 31, 1988                (213,220)          -           490

Net loss for the year ended
December 31, 1989                             (490)          -          (490)

Balance, December 31, 1989                (213,710)          -           -

Contribution of capital                        -             -            35

Net loss for the year ended
 December 31, 1990                             -            (727)       (727)

Balance, December 31, 1990             $  (213,710) $       (727) $     (692)

       See accompanying Notes to the Financial Statements

                               HORTITECH, INC.
                      (A Development Stage Enterprise)

              STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)


                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capitol


Balance, December 31, 1990
  (carried forward)                          8,420  $       8   $   213,737

Net loss for the year ended
 December 31, 1991                             -          -             -

Balance, December 31, 1991                   8,420          8       213,737

Net loss for the year ended
 December 31, 1992                             -          -             -

Balance, December 31, 1992                   8,420          8       213,737

Net loss for the year ended
 December 31, 1993                             -          -             -

Balance, December 31, 1993                   8,420          8       213,737

Common stock issued for cash  and
services at approximately
$0.43 per share                             14,134         14         5,986

Net loss for the year ended
 December 31, 1994                             -          -             -

Balance, December 31, 1994                  22,554         22       219,723

Common stock issued for cash
 at $5.00 per share                          2,000          2         9,998

Forgiveness of debt                            -          -           4,759

Net loss for year ended
 December 31, 1995                             -          -             -

Balance, December 31, 1995                  24,554         24       234,480

Common stock issued for cash
  at $0.05 per share                       360,000        360        17,640

Common stock issued for cash
at an average of $ 0.01 per share       18,461,600     18,461       135,000

Stock issue adjustment                          16          1            (1)

Net loss for the year ended
 December 31, 1996                             -          -             -

Balance, December 31, 1996              18,846,170    $18,846      $387,119

<CONTINUE>

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)


Balance, December 31, 1990
  (carried forward)                    $  (213,710  $    (727) $       (692)

Net loss for the year ended
 December 31, 1991                             -         (224)         (224)

Balance, December 31, 1991                (213,710)      (951)         (916)

Net loss for the year ended
 December 31, 1992                             -         (236)         (236)

Balance, December 31, 1992                (213,710)    (1,187)       (1,152)

Net loss for the year ended
 December 31, 1993                             -         (235)         (235)

Balance, December 31, 1993                (213,710)    (1,422)       (1,387)

Common stock issued for cash  and
services at approximately
$0.43 per share                                -          -           6,000

Net loss for the year ended
 December 31, 1994                             -       (9,162)       (9,162)

Balance, December 31, 1994                (213,710)   (10,584)       (4,549)

Common stock issued for cash
 at $5.00 per share                            -          -          10,000

Forgiveness of debt                            -          -           4,759

Net loss for year ended
 December 31, 1995                             -       (6,019)       (6,019)

Balance, December 31, 1995                (213,710)   (16,603)        4,191

Common stock issued for cash
  at $0.05 per share                           -          -          18,000

Common stock issued for cash
at an average of $ 0.01 per share              -          -         153,461

Stock issue adjustment                         -          -             -

Net loss for the year ended
 December 31, 1996                             -      (25,839)      (25,839)

Balance, December 31, 1996             $  (213,710) $ (42,442) $    149,813


              See accompanying Notes to the Financial Statements

                               HORTITECH, INC.
                       (A Development Stage Enterprise)

              STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)





                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capitol

[S]                                    [C]          [C]          [C]



Balance, December 31, 1996
    (carried forward)                  18,846,170   $  18,846    $ 387,119

Net loss for the year ended
 December 31, 1997                            -           -            -

Balance, December 31, 1997         1   18,846,170      18,846      387,119

Net loss for the year ended
 December 31, 1998                            -           -            -

Balance, December 31, 1998             18,846,170      18,846      387,119

Net loss for the year ended
December 31, 1999                             -           -            -

Balance, December 31, 1999             18,846,170   $  18,846     $387,119

<CONTINUE>

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)


Balance, December 31, 1996
    (carried forward)                  $  (213,710) $   (42,442) $   149,813

Net loss for the year ended
 December 31, 1997                             -       (188,917)    (188,917)

Balance, December 31, 1997                (213,710)    (231,359)     (39,104)

Net loss for the year ended
 December 31, 1998                             -       (226,743)    (226,743)

Balance, December 31, 1998                     -       (458,102)    (265,847)

Net loss for the year ended
December 31, 1999                              -       (420,608)    (420,608)

Balance, December 31, 1999             $  (213,710) $  (878,710) $  (686,455)


              See accompanying Notes to the Financial Statements

                               HORTITECH, INC.
                       (A Development Stage Enterprise)

                           STATEMENT OF CASH FLOWS



                                                                Cumulative
                                                                   From
                                                                Inception of
                                                                Development
                                                                 Stage on
                                                                November 29,
                                       For the Years Ended      1989 Through
                                           December 31,         December 31,
                                       1999           1998         1999


CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations                   $  (420,608)   $(226,743)   $(878,710)

Adjustments to reconcile net
 loss to net cash provided by
 operating activities:

   Forgiveness of debt                         -            -          4,759

   Stock issued for services                   -            -          1,000

   Amortization of discount on note
   receivable                                  -         (3,982)     (20,212)

Changes in operating assets and
 liabilities:

   Increase in accounts payable             39,004       33,984      148,662

   Increase in allowance for loss
    notes receivable                       357,915       94,299      452,214

   Increase in accrued interest
    notes payable                           19,798       12,447       32,245

   Increase in advance payable                 -            -         65,000

   Decrease in prepaid expenses                -          7,500          -

   Increase in accrued interest
    note receivable                         (7,916)         -         (7,916)

   Net Cash Used By Operating Activities   (11,807)     (82,495)    (202,958)

CASH FLOWS FROM INVESTING ACTIVITIES



   Increase in notes receivable           (350,000)         -       (424,087)

   Net Cash Used by Investing Activities  (350,000)         -       (424,087)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in notes payable               850,000       97,830      947,830
   Cash contributed to additional
    paid-in capital                            -            -             35
   Issuance of common stock                    -            -        186,461

Net Cash Provided by Financing Activities  850,000       97,830    1,134,326

Increase in Cash                           488,193       15,335      507,281

CASH AT BEGINNING OF PERIOD                 19,088        3,753          -

CASH AT END OF PERIOD                  $   507,281    $  19,088    $ 507,281


              See accompanying Notes to the Financial Statements

                               HORTITECH, INC.
                       (A Development Stage Enterprise)

                      STATEMENT OF CASH FLOWS (Continued)


                                                                 Cumulative
                                                                   From
                                                                Inception of
                                                                Development
                                                                  Stage on
                                                                November 29,
                                        For the Years Ended     1989 Through
                                            December 31,        December 31,
                                        1999           1998         1999


SUPPLEMENTAL CASH FLOWS INFORMATION:

  Interest                              $ 19,798      $ 12,447    $ 32,245
  Taxes                                      -             -           -

NON CASH FINANCING ACTIVITIES:

  Stock issued for services             $    -        $    -      $  1,000


              See accompanying Notes to the Financial Statements

                               HORTITECH,  INC.
                       (A Development Stage Enterprise)

                      NOTES TO THE FINANCIAL STATEMENTS

                              DECEMBER 31, 1999


NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

     The Company was incorporated under the laws of Utah as Daur & Shaver, Inc. on October 24, 1986. On August 31, 1987, the Company completed the acquisition of all the outstanding common shares of Western Antenna Research, Inc. a Colorado corporation. The Company's name was subsequently changed to Western Antenna Corporation. After two years of unsuccessful operations Western Antenna Research, Inc. was abandoned, the name of the Company was changed to Hortitech, Inc. and the Company was reclassified as a development stage enterprise on November 29, 1989.

     Since November 29, 1989 the Company has sought out and attempted to acquire and finance several business opportunities, none of which were completed or proceeded with. On December 31, 1999, the Company agreed to acquire and provide financing for an enterprise involved in the development of computer memory technology.

     The Company is in the development stage. At December 31, 1999 the Company had a working capital deficiency of $686,456 and was dependent on it's creditors for financial support. The Company's financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Subsequent to the balance sheet date, the Company completed a financing by the issuance of 1,000,000 shares at a price of $4.00 per share. The proceeds of $4,000,000 will be allocated to development of the computer memory technology (Note 7), repayment of liabilities, and working capital for ongoing operations.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

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

Financial instruments and financial risk

     The Company's financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, advances payable and notes payable. The fair value of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.


Loss per share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                               HORTITECH, INC.
                       (A Development Stage Enterprise)

                      NOTES TO THE FINANCIAL STATEMENTS

                              DECEMBER 31, 1999


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Translation of Foreign Currencies

     The Company's foreign operations are of an integrated nature and accordingly, the re-measurement method of foreign currency translation is used for conversion into United States dollars, as follows:

     Revenues and expenses arising from foreign currency translations are translated into United States dollars at the average rate for the period. Monetary assets and liabilities are translated into United States dollars at the rates prevailing on the balance sheet date. Other assets and liabilities are translated into United States dollars at the rates prevailing on the transaction dates. Exchange gains and losses are recorded as income or expense in the period in which they occur.

Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

NOTE 3   NOTES RECEIVABLE

     The Company advanced $350,000 to Clickbuytel, Inc. ("Clickbuytel") in 1999. Clickbuytel is a private company involved in the development of an E-Commerce business. At the time of the advance the Company was in negotiation with Clickbuytel for the acquisition of a controlling interest in Clickbuytel.

     The Company did not proceed with the acquisition of Clickbuytel. The Company intends to pursue repayment of the full amount advanced to Clickbuytel plus interest. The Clickbuytel notes receivable are unsecured, payable on demand, and bear interest at 8% per annum.

     The carrying value of the notes receivable has been reduced to a nominal value as Clickbuytel is a development stage company.

     Cost:
      Principal amount                             $        350,000
      Accrued interest                                        7,916

                                                            357,916

     Less: Provision for loss on notes receivable          (357,915)

     Net book value                                $              1

                               HORTITECH, INC.
                       (A Development Stage Enterprise)

                      NOTES TO THE FINANCIAL STATEMENTS

                              DECEMBER 31, 1999


NOTE 4   NOTES AND ADVANCES PAYABLE

Notes and advances payable comprise the following:

                                                       1999         1998

     Promissory notes                                 $  947,830    $  97,830

     Advances payable, unsecured, repayable on
     demand                                               65,000       65,000

     Accrued interest                                     32,245       12,447

                                                      $1,045,075    $ 175,277


     The promissory notes are repayable on demand, unsecured with interest at 8% per annum. The notes and advances payable, and accrued interest were repaid subsequent to December 31, 1999 from the proceeds of the subsequent financing (Note 11).


NOTE 5 - RELATED PARTY TRANSACTIONS

     Accounts payable includes the amount of $118,706 in fees and advances due to a private company owned by the President of Hortitech, Inc. at December 31, 1999 (December 31, 1998: $81,366).

     General and administrative expenses include administrative and office services fees totalling $32,950 for the year ended December 31, 1999 (1998: $24,854) to a private company owned by the President of Hortitech, Inc.

NOTE 6  - COMMON STOCK

1996 Reverse Stock Split

     The Company completed a 1 for 50 reverse stock split in the 1996 year. The reverse stock split is reflected in these financial statements on a retroactive basis.

Stock Options and Share Purchase Warrant

     There are no stock options or share purchase warrants issued and outstanding.

                               HORTITECH, INC.
                       (A Development Stage Enterprise)

                      NOTES TO THE FINANCIAL STATEMENTS

                              DECEMBER 31, 1999


NOTE 7   PROPOSED ACQUISITION

     The Company entered into an agreement on December 31, 1999 to acquire 100% of the shares of a corporation owning all of the design, programming, engineering and rights to a new type of non-volatile computer memory. The Company agreed in principal to raise a minimum of $2,500,000 in new financing, of which $2,000,000 was to be expended on development of the prototype for the new technology, and patent applications. The Company agreed to issue sufficient shares for the acquisition such that after the above financing and on completion of the transaction the vendor of the shares of the corporation would own 60% of the issued shares of Hortitech, Inc.

     The shares issued to complete the acquisition would be held in escrow to be released at such time that the prototype is completed and the Company received opinion letters from two expert authorities as to the viability and patentability of the technology.

     The proposed acquisition was subject to due diligence and the completion of a definitive agreement, financing and closing by January 31, 2000 which was later extended.

     On March 30, 2000, the Company was notified by the attorneys to the vendors that the vendors declined to go forward with the Company.


NOTE 8   INCOME TAXES

     At December 31, 1999 the Company has net operating loss carryforwards of approximately $475,000 expiring in the years 2004 to 2014.

     The tax benefit of the cumulative tax loss carryforwards has been offset by a valuation allowance of the same amount.


NOTE 9 - UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The Company's own financial accounting functions are not technologically dependent. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been full resolved.


NOTE 10   COMPARATIVE FIGURES

     Certain of the figures for the comparative 1998 fiscal year have been reclassified to conform to the presentation adopted for the current year.

                               HORTITECH, INC.
                       (A Development Stage Enterprise)

                      NOTES TO THE FINANCIAL STATEMENTS

                              DECEMBER 31, 1999


NOTE 11   SUBSEQUENT EVENTS

Private placement financing

     Subsequent to December 31, 1999, the Company completed the private placement issuance of 1,000,000 shares at a price of $4.00 per share, for proceeds of $4,000,000. It is intended to utilize these funds for further development costs of the computer memory technology (Note 7), the repayment of notes and advances payable (Note 4) and working capital for ongoing operations.

Name change

     The name of the Company was changed to MicroAccel, Inc. subsequent to the balance sheet date.