Form 10QSB
period 2000-03-31
MICROACCEL INC
filed 2000-05-18
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 33-9782-LA
                                            ----------

                               MICROACCEL, INC.
                               ----------------
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

                              March 31, 2000

                          Common - 19,846,170 shares

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

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)

                       (A Development Stage Enterprise)

                         INTERIM FINANCIAL STATEMENTS

                                MARCH 31, 2000

                                 (UNAUDITED)

                           (Prepared by Management)

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                            INTERIM BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                                    March 31,   December 31,
                                                      2000         1999


CURRENT ASSETS

     Cash                                         $  2,885,752  $    507,281

     Accounts receivable                               366,382           -

                                                     3,252,134       507,281

NOTES RECEIVABLE                                             1             1

TOTAL ASSETS                                      $  3,252,135  $    507,282

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued liabilities     $     42,952  $    148,662

     Notes and advances payable                            -       1,045,075

Total Current Liabilities                               42,952     1,193,737

STOCKHOLDERS' EQUITY

     Common Stock:  $0.001 par value;
     authorized 200,000,000 shares;
     19,846,170 shares issued and outstanding
     (1999 - 18,846,170)                                19,846        18,846

Additional paid-in capital                           4,386,119       387,119

Deficit accumulated prior to November 29, 1989        (213,710)     (213,710)

Deficit accumulated during the development stage      (983,072)     (878,710)

Total Stockholders' Equity                           3,209,183      (686,455)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  3,252,135  $    507,282


                           (Prepared by Management)

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                       INTERIM STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                    From
                                                                Inception of
                                                                Development
                                                                  Stage on
                                                For the         November 29,
                                           Three Months Ended   1989 Through
                                                March 31,         March 31,
                                           2000          1999       2000


REVENUE

Interest Income                          $    23,277  $        -   $   23,277

GENERAL AND ADMINISTRATIVE EXPENSES          127,639           -    1,006,349

NET LOSS                                 $  (104,362) $        -   $ (983,072)

BASIC LOSS PER SHARE                           $0.01         $0.00

WEIGHTED AVERAGE NUMBER OF SHARES         19,556,170    18,846,170


                           (Prepared by Management)

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                  INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)


                                                                  Additional
                                             Common      Stock      Paid-in
                                             Shares      Amount     Capitol


Balance, December 31, 1998               18,846,170      18,846      387,119

Net loss for the year ended
 December 31, 1999                              -           -            -

Balance, December 31, 1999               18,846,170      18,846      387,119

Issue of common stock to
public at $4.00 per share                 1,000,000       1,000    3,999,000

Net loss for the period ended
 March 31, 2000                                 -           -            -

Balance, March 31, 2000
(unaudited)                              19,846,170 $    19,846  $ 4,386,119


                                         Deficit      Deficit
                                      Accumulated   Accumulated      Total
                                         Prior to     During     Stockholders'
                                      November 29,  Development     Equity
                                          1989         Stage


Balance, December 31, 1998                      -      (458,102)    (265,847)

Net loss for the year ended
 December 31, 1999                              -      (420,608)    (420,608)

Balance, December 31, 1999                (213,710)    (878,710)    (686,455)

Issue of common stock to
public at $4.00 per share                      -            -      4,000,000

Net loss for the period ended
 March 31, 2000                                -       (104,362)    (104,362)

Balance, March 31, 2000
(unaudited)                            $  (213,710) $  (983,072) $ 3,209,183


                           (Prepared by Management)

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                       INTERIM STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                    From
                                                                Inception of
                                                                Development
                                                                  Stage on
                                                                November 29,
                                             For the            1989 Through
                                      Three Months Ended          March 31,
                                             March 31,
                                      2000          1999            2000


CASH FLOWS FROM OPERATING ACTIVITIES

Loss from operations                  $   (104,362) $    (10,114) $  (983,072)

Adjustments to reconcile net (loss)
 to net cash provided by operating
 activities:

     Forgiveness of debt                       -             -          4,759

     Stock issued for services                 -             -          1,000

     Amortization of discount on
     note receivable                           -             -        (20,212)

Changes in operating assets and
 liabilities:

     Increase in accounts payable         (105,710)        7,498       42,952

     Increase in allowance for loss
      - notes receivable                     7,158           -        459,372

     Increase in accrued interest
      payable                                  -             -         32,245

     Increase in advance payable               -             -         65,000

     (Increase) decrease in accounts
      receivable                          (366,382)          -       (366,382)

     Increase in accrued interest
      - note receivable                     (7,158)          -        (15,074)

          Net Cash Used By Operating
           Activities                     (576,454)       (2,616)    (779,412)

CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in notes receivable              -             -       (424,087)

          Net Cash Used by Investing
           Activities                          -             -       (424,087)

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in notes payable          (1,045,075)        1,590      (97,245)

     Issuance of common stock            4,000,000           -      4,186,496

Net Cash Provided by Financing
 Activities                              2,954,925         1,590    4,089,251

Increase(Decrease) in Cash               2,378,471        (1,026)   2,885,752

CASH AT BEGINNING OF PERIOD                507,281        19,088          -

CASH AT END OF PERIOD                 $  2,885,752  $     18,062 $  2,885,752


                           (Prepared by Management)

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                 INTERIM STATEMENTS OF CASH FLOWS(continued)
                                 (Unaudited)


                                                                    From
                                                                Inception of
                                                                Development
                                                                  Stage on
                                                                November 29,
                                           For the              1989 Through
                                     Three Months Ended           March 31,
                                     2000          1999             2000


SUPPLEMENTAL CASH FLOWS INFORMATION:

     Interest                        $        -    $         -   $       -

     Taxes                           $        -    $         -   $       -

NON CASH FINANCING ACTIVITIES:

     Stock issued for services       $        -    $         -   $     1,000


                           (Prepared by Management)

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                  NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its incorporation and intends to raise additional equity financing to finance its operations and any acquisitions. However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

NOTE 3 - INVESTMENT IN NV Memory

The Company entered into an agreement on December 31, 1999 to acquire 100% of the shares of a corporation owning all of the design, programming, engineering and rights to a new type of non-volatile computer memory. The Company agreed to raise a minimum of $2,500,000 in new financing, of which $2,000,000 was to be expended on development of the prototype for the new technology, and patent applications. The Company agreed to issue sufficient shares for the acquisition such that after the above financing and on completion of the transaction the vendor of the shares of the corporation would own 60% of the issued shares of MicroAccel, Inc.

The shares issued to complete the acquisition were to be held in escrow to be released at such time that the prototype is completed and the Company received opinion letters from two expert authorities as to the viability and patentability of the technology.


The proposed acquisition contemplated due diligence and the completion of a definitive agreement, financing and closing by January 31, 2000; that deadline was later extended.

On March 30, 2000, the Company was notified by the attorneys to the vendors that the vendors declined to go forward with the Company and negotiations were terminated.

                           (Prepared by Management)

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

Results of Operations.
----------------------

          Other than maintaining its good corporate standing in the State of Utah, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years or the three months ended March 31, 2000.

          During the quarterly periods ended March 31, 2000, and 1999, the Company had no business operations, but recorded a net loss of ($104,362) during the quarterly period ended March 31, 2000, compared with a net loss of ($10,114) during the quarter ended March 31, 1999.

Liquidity.
----------

          The Company had cash on hand of $2,885,752 at March 31, 2000. Management believes that this will be sufficient to meet its anticipated expenses during the next 12 months.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On May 1, 2000, which is subsequent to the period covered by this Report, the Company filed a complaint against Donald Stern and NV Memory, Inc., a California corporation, in the U. S. District Court for the Northern District of California. The case was designated Case No. C-00 20481.

          The Company's complaint stemmed from the failure of Mr. Stern and NV Memory to perform their obligations under the December 31, 1999 agreement between the parties as discussed under the heading "Submission of Matters to a Vote of Security Holders," below. The complaint alleged breach of contract; breach of the implied duty of good faith and fair dealing; breach of fiduciary duty; fraud; specific performance; and moneys paid/unjust enrichment. The Company seeks damages in an amount to be awarded at trial and specific performance of the December 31, 1999, agreement.

          As of the date of this Report, neither Mr. Stern nor NV Memory has filed any responsive pleading.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On December 31, 1999, the Company entered into an agreement with Donald Stern, the founder of NV Memory, whereby the Company agreed to acquire all of the issued and outstanding shares of NV Memory in exchange for a 60% interest in the Company. This proposed acquisition was disclosed in a Current Report on Form 8-K, dated February 1, 2000, which was filed with the Securities and Exchange Commission on February 17, 2000, and in the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, which was filed on April 13, 2000, and each of which is incorporated herein by reference. See Item 6 of this Report.

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

          Articles of Amendment with respect to the Company's name change were filed with the Division of Corporations and Commercial Code of the Utah Department of Commerce on February 2, 2000, and the Company's name change to "MicroAccel, Inc." became effective on that date. The purpose of the name change was to better reflect the nature of the Company's anticipated business following its proposed acquisition of NV Memory. Each of these matters was disclosed in the Company's Current Report on Form 8-K, dated February 1, 2000, and its Annual Report on Form 10-KSB for the calendar year ended December 31, 2000.

          As of the date of this Report, the Company has not granted any options pursuant to the 2000 Stock Option Plan. A copy of the 2000 Stock Option Plan, with exhibits, was attached to the Company's recently filed Form 8-K and is incorporated herein by this reference. See Item 6 of this Report.

Item 5.   Other Information.

          On January 25, 2000, the Company's Board of Directors unanimously voted to undertake a private placement of up to 1,000,000 "unregistered" and "restricted" shares of the Company's common stock at a price of $4.00 per share, pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission and/or Regulation S thereof. The offering was closed on January 28, 2000, with all 1,000,000 shares being sold to non-"U.S. Persons," as defined in Rule 902(k) of Regulation S. This fundraising was undertaken as part of the Company's anticipated acquisition of NV Memory, with the funds to be used for development of NV Memory's computer memory technology, the payment of Company debt and working capital. See the Exhibit Index, Item 6 of this Report.

          On February 25, 2000, Donald Stern and Robert Stern, the founders of NV Memory, resigned from the Company's Board of Directors for the sole purpose of avoiding any conflict of interest during the negotiation of a definitive agreement between the parties.

          By subsequent letter agreement dated February 16, 2000, the Company and Donald Stern agreed that the closing of the NV Memory agreement must take place no later than February 29, 2000. On March 30, 2000, the Company was notified by the attorneys for the vendors of NV Memory that the vendors declined to go forward with the Company. As a result, the Company's plan of operation for the next 12 months is to seek out a suitable merger or acquisition candidate.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

           DOCUMENTS INCORPORATED BY REFERENCE

           Current Report on Form 8-K, dated February 1, 2000, and filed with the Securities and Exchange Commission on February 17, 2000.

           Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, and filed with the Securities and Exchange Commission on April 13, 2000.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROACCEL, INC.



Date: 5-17-2000                       By /s/ Suzanne L. Wood
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



Date: 5-17-2000                        By /s/ Suzanne L. Wood
      ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: 5-17-2000                        By /s/ Barry D. Russell
     ----------                          ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary