Form 10QSB
period 2000-06-30
MICROACCEL INC
filed 2000-08-14
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000
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

                              June 30, 2000

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

                               MICROACCEL, INC.
                         (formerly Hortitech, Inc.)

                      (A Development Stage Enterprise)

                        INTERIM FINANCIAL STATEMENTS

                               June 30, 2000

                                (UNAUDITED)

                          (Prepared by Management)

                          MICROACCEL, INC.
                     (formerly Hortitech, Inc.)
                  (A Development Stage Enterprise)
                       INTERIM BALANCE SHEET
                             (Unaudited)

                               ASSETS


                                          June 30,               December 31,
                                           2000                       1999


CURRENT ASSETS

 Cash                                     $3,107,718            $   507,281

 Accounts and advances receivable            111,382                     -

                                           3,219,100                507,281

NOTES RECEIVABLE                                   1                      1

     TOTAL ASSETS                         $3,219,101            $   507,282


                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

 Accounts payable and accrued liabilities $  27,890             $   148,662

 Notes and advances payable                      -                1,045,075

          Total Liabilities                  27,890               1,193,737


STOCKHOLDERS' EQUITY

 Common Stock:  $0.001 par value;
  authorized 200,000,000 shares;
  19,846,170 shares issued
  and outstanding
  (December 31, 1999: 18,846,170)            19,846                  18,846

 Additional paid-in capital              4,386,119                  387,119

 Deficit accumulated prior to
  November 29, 1989                       (213,710)                (213,710)

 Deficit accumulated during
  the development stage                 (1,001,044)                (878,710)

     Total Stockholders' Equity          3,191,211                 (686,455)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY             $      3,219,101         $        507,282

CONTINGENCY (Note 3)

           See accompanying Notes to the Interim Financial Statements

                       (Prepared by Management)

                            MICROACCEL, INC.
                       (formerly Hortitech, Inc.)
                    (A Development Stage Enterprise)

                      INTERIM STATEMENTS OF OPERATIONS

                                (Unaudited)
[CAPTION]

                                                                       From
                                                                 Inception of
                                                                  Development
                                                                    Stage on
                                                                    November
                                                                    29, 1989
                            For the             For the             through
                     Three Months Ended       Six Months Ended      June 30,
                        June 30,                  June 30,
                  2000             1999       2000         1999        2000



REVENUES

Interest Income   $  31,419  $      -     $  54,696    $      -  $  54,696


GENERAL AND
 ADMINISTRATIVE
 EXPENSES            49,391      6,104      177,030      16,218    1,055,740

NET LOSS          $ (17,972) $  (6,104)   $(122,334)  $ (16,218) $(1,001,044)

NET LOSS PER SHARE
BASIC AND DILUTED $    0.00  $    0.00    $    0.01   $    0.00


WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING      19,846,170  18,846,170  19,693,156  18,846,170

          See accompanying Notes to the Interim Financial Statements

                       (Prepared by Management)

                          MICROACCEL, INC.
                     (formerly Hortitech, Inc.)
                  (A Development Stage Enterprise)
              INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                             (Unaudited)

[CAPTION]

                                          Deficit     Deficit
                                      Accumulated    Accumulated   Total
                          Additional    Prior to       During     Stockholders
          Common   Stock   Paid-in    November 29,   Development    Equity
          Shares   Amount  Capital        1989         Stage

Balance,
December
31, 1998  18,846,170  18,846       387,119         -      (458,102) (265,847)

Net loss
for the
year ended
December
31, 1999          -       -             -          -      (420,608) (420,608)

Balance,
December
31, 1999 18,846,170   18,846       387,119      (213,710) (878,710) (686,455)

Issue of
common
stock to
public at
$4.00
per share 1,000,000    1,000     3,999,000           -        -    4,000,000

Net loss
for the
period ended
June
30, 2000         -         -            -            -   (122,334)  (122,334)

Balance,
June
30, 2000 19,846,170  $19,846    $4,386,119  $(213,710) $(1,001,044) $3,191,211

          See accompanying Notes to the Interim Financial Statements
                      (Prepared by Management)

                          MICROACCEL, INC.
                     (formerly Hortitech, Inc.)
                  (A Development Stage Enterprise)
                  INTERIM STATEMENTS OF CASH FLOWS
                             (Unaudited)

[CAPTION]

                                                                       From
                                                            Inception
                                                            of
                                                            Development
                                    For the                 Stage
                            Six Months Ended June 30        on November 29,
                                                            1989 through
                               2000        1999             June 30, 2000


CASH FLOWS
FROM OPERATING
ACTIVITIES

Income (loss)
from operations                (122,334)  (16,218)          $(1,001,044)

Adjustments to
reconcile net
(loss) to net
cash provided
by operating
activities:

Forgiveness
of debt                           -          -                    4,759

Stock issued
for services                      -          -                    1,000

Amortization of
discount on
note receivable                   -          -                  (20,212)

Changes in
operating assets
and liabilities:

(Decrease) increase
in accounts payable            (120,772)    8,831                27,890

Increase in
allowance for
loss - notes receivable          14,316      -                  466,530

Decrease in
accrued interest
payable                         (32,245)     -                    -

Decrease in
advance payable                 (65,000)     -                    -

Increase
in accounts and
advances receivable            (111,382)     -                 (111,382)

Increase in
accrued interest
note receivable                 (14,316)     -                  (22,232)

Net Cash Used By
Operating Activities           (451,733)   (7,387)             (654,691)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in
notes receivable                  -          -                 (424,087)

Net Cash Used
by Investing
Activities                        -          -                 (424,087)

CASH FLOWS FROM FINANCING ACTIVITIES

(Decrease) increase in
notes payable                  (947,830)    1,695                 -

Issuance of
common stock                  4,000,000      -                4,186,496

Net Cash Provided
by Financing
Activities                    3,052,170     1,695             4,186,496

Increase(Decrease)
in Cash                       2,600,437    (5,692)            3,107,718

CASH AT BEGINNING
OF PERIOD                       507,281    19,088                 -

CASH AT END
OF PERIOD                     3,107,718    13,396           $ 3,107,718



             See accompanying Notes to the Interim Financial Statements
                               (Prepared by Management)

                          MICROACCEL, INC.
                      (formerly Hortitech, Inc.)
                   (A Development Stage Enterprise)
             INTERIM STATEMENTS OF CASH FLOWS(continued)
                           (Unaudited)


                                                           From
                                                           Inception
                                                           of
                                                           Development
                                                           Stage on November
                  For the Six Months Ended June 30,        29, 1989 through
                     2000                   1999           June 30, 2000


SUPPLEMENTAL CASH
FLOWS INFORMATION:

Interest Paid        $ 39,548               $      -                $    -

Taxes                $      -               $      -                $    -

NON CASH
FINANCING ACTIVITIES:

Stock issued
for services         $      -               $      -                $  1,000


             See accompanying Notes to the Interim Financial Statements
                          (Prepared by Management)

                              MICROACCEL, INC.
                         (formerly Hortitech, Inc.)
                      (A Development Stage Enterprise)


           NOTES TO THE INTERIM FINANCIAL STATEMENTS
                         JUNE 30, 2000
                          (Unaudited)

NOTE 1   BASIS OF PRESENTATION

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

NOTE 2   GOING CONCERN

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

NOTE 3   CONTINGENCY

The Company entered into an agreement on December 31, 1999 to acquire 100% of the shares of NV Memory, Inc., a corporation owning all of the design, programming, engineering and rights to a new type of non-volatile computer memory. The Company agreed in principal to raise a minimum of $2,500,000 in new financing, of which $2,000,000 was to be expended on development of the prototype for the new technology, and patent applications. The Company agreed to issue sufficient shares for the acquisition such that after the above financing and on completion of the transaction Donald Stern, the vendor of the shares of NV Memory, Inc. would own 60% of the issued shares of MicroAccel, Inc.

The shares issued to complete the acquisition would be held in escrow to be released at such time that the prototype was completed and the Company received opinion letters from two expert authorities as to the viability and patentability of the technology.

The proposed acquisition was subject to due diligence and the completion of a definitive agreement, financing and closing by January 31, 2000 which was later extended.

On March 30, 2000, the Company was notified by the attorneys to the vendor that the vendor declined to go forward with the Company and negotiations were terminated. The Company on May 1, 2000, commenced legal action in the United States District Court, Northern District of California against the vendor and NV Memory, Inc. (the "Defendants") claiming damages and specific performance on the basis of breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty and fraud. The Defendants have filed defenses against the action and have counterclaimed for rescission of a letter of intent and damages on the basis of the same complaints as above, fraudulent inducement and interference with economic relationship.

NOTE 4 - 2000 STOCK INCENTIVE PLAN

The Company has adopted a 2000 Stock Incentive Plan (the "Plan") to be administrated by the Board of Directors or a Committee of the Board of Directors (the "Plan Administrator"). The purpose of the Plan is to provide incentive stock options as a means to attract and retain key corporate personnel and consultants. The shares to be offered under the Plan consist of authorized but unissued common shares of the Company. The aggregate number of shares subject to options under the Plan at any one time shall not exceed 950,000 shares. The exercise price of the options when granted is set by the Plan Administrator but in any event shall not be less than 75% of the fair market value of the shares on the date the option is granted. The term of the options granted may not extend beyond 10 years, and are subject to earlier cancellation on termination of employment. The vesting and exercise schedule for stock options granted is to be determined on an individual basis by the Plan Administrator. The Plan was adopted in the current period and the initial incentive options granted June 5, 2000. The options issued to date are as follows:

      Number of
      shares
      subject to               Exercise
      option                   price per share          Expiry Date
      ------                   ---------------          -----------

      650,000                  $0.625                   June 4, 2003

The exercise price was determined based on the estimated fair market value of the shares on granting of the options.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is equal to the estimated market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Pro forma information regarding net income (loss) per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of 97% and a weighted-average life of three years.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which are fully transferable and freely traded. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options have been charged to operations in the three month period ended June 30, 2000. The Company's pro forma net loss is as follows:

                                Three Months Ended   Six Months Ended
                                June 30, 2000        June 30, 2000
                                -------------        -------------
Pro forma net loss              $(232,472)           $(336,834)
Pro forma net loss per share    $(0.01)              $(0.02)

Pro forma results of operations under SFAS 123 may be materially different from actual amounts reported.

The weighted-average fair value of options granted during the period was $0.33 per underlying share.

NOTE 5 - SUBSEQUENT EVENTS

On July 28, 2000 the Board of Directors resolved that the issued and outstanding common stock of the Company be reverse split on the basis of one for two, retaining the authorized shares at 200,000,000 and the par value at $0.001 per share, with fractional shares to be rounded up to the nearest whole share and with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company. The reverse split is to be effective August 14, 2000.

These interim financial statements reflect the existing pre-split common stock and no effect has been given to the upcoming reverse split.

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

Results of Operations.
----------------------

          Other than maintaining its good corporate standing in the State of Utah, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years or the three months ended June 30, 2000.

          During the quarterly periods ended June 30, 2000, and 1999, the Company had no business operations, but recorded a net loss of ($17,972) during the quarterly period ended June 30, 2000, compared with a net loss of ($6,104) during the quarter ended June 30, 1999.

Liquidity.
----------

          The Company had cash on hand of $3,107,718 at June 30, 2000. Management believes that this will be sufficient to meet its anticipated expenses during the next 12 months.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On May 1, 2000, the Company filed a complaint against Donald Stern and NV Memory, Inc., a California corporation, in the U. S. District Court for the Northern District of California. The case was designated Case No. C-00 20481, and was discussed under the caption "Legal Proceedings" of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000, which was filed with the Securities and Exchange Commission on May 18, 2000, and which is incorporated herein by reference. See Item 6 of this Report.

          The defendants have filed defenses against the action and have counterclaimed for rescission of a letter of intent and damages on the basis of breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty, fraud, fraudulent inducement and interference with economic relationship.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          On July 28, 2000, which is subsequent to the period covered by this Report, the Company's Board of Directors unanimously resolved to effect a reverse split of the Company's issued and outstanding common stock in the ratio of one for two, retaining the authorized shares at 200,000,000 and the par value at one mill ($0.001) per share, with fractional shares to be rounded up to the nearest whole share and with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company.
The reverse split is to be effective as of the close of business on Monday, August 14, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

           DOCUMENTS INCORPORATED BY REFERENCE

           Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000, and filed with the Securities and Exchange Commission on May 18, 2000.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROACCEL, INC.



Date: 8-14-00                         By /s/ Suzanne L. Wood
      ----------                        --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       MICROACCEL, INC.



Date: 8-14-00                          By /s/ Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: 8-14-00                          By /s/ Suzanne L. Wood
     ----------                          ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary