Form 10QSB
period 2000-09-30
MICROACCEL INC
filed 2000-11-17
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000
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

                              September 30, 2000

                          Common - 9,923,085 shares

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

                              September 30, 2000

                                 (UNAUDITED)

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                            INTERIM BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                            September 30,   December 31,
                                                2000          1999


CURRENT ASSETS

Cash                                        $3,074,768      $507,281

Accounts and advances receivable               104,747           -

                                             3,179,515       507,281

NOTES RECEIVABLE                                     1             1

TOTAL ASSETS                                $3,179,516      $507,282

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities    $   27,771      $148,662

Notes and advances payable                         -       1,045,075

          Total Liabilities                     27,771     1,193,737

STOCKHOLDERS' EQUITY

Common Stock: $0.001 par value;
authorized 200,000,000 shares;
9,923,085 shares issued and outstanding
(December 31, 1999 - 9,423,085)                  9,923         9,423

Additional paid-in capital                   4,396,042       396,542

Deficit accumulated prior to November 29,
1989                                          (213,710)     (213,710)

Deficit accumulated during the development
stage                                       (1,040,510)     (878,710)

          Total Stockholders' Equity         3,151,745      (686,455)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $3,179,516      $507,282


          See accompanying Notes to the Interim Financial Statements

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                       INTERIM STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                    From
                                                                  Inception of
                                                                  Development
                                                                   Stage on
                             For the           For the             November
                        Three Months Ended   Nine Months Ended     29, 1989
                          September 30,       September 30,        Through
                                                                 September 30,
                         2000        1999      2000        1999       2000


REVENUES

Interest Income    $   29,537  $      -    $   84,233  $     -    $     84,233

GENERAL AND
ADMINISTRATIVE
EXPENSES               69,003      13,062     246,033     29,280     1,124,743

NET LOSS           $  (39,466) $  (13,062) $ (161,800) $ (29,280) $(1,040,510)

NET LOSS PER SHARE
Basic and diluted  $     0.00  $     0.00  $     0.02  $    0.00

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING         9,923,085   9,423,085   9,875,640  9,423,085


          See accompanying Notes to the Interim Financial Statements

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                  INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

<CAPTION




                                                            Additional
                                    Common      Stock         Paid-in
                                    Shares      Amount        Capital


Balance, December 31, 1998           9,423,085  $  9,423    $   396,542

Net loss for the year ended
December 31, 1999                          -         -              -

Balance, December 31, 1999           9,423,085     9,423        396,542

Issue of common stock to
public at $8.00 per share              500,000       500      3,999,500

Net loss for the period ended
September 30, 2000                         -         -              -

Balance, September 30, 2000          9,923,085  $  9,923    $ 4,396,042


                                    Deficit      Deficit
                                    Accumulated  Accumulated  Total
                                    Prior to     During       Stockholders'
                                    November     Development  Equity
                                    29, 1989     Stage


Balance, December 31, 1998          $(213,710    $  (458,102)   $ (265,847)

Net loss for the year ended
December 31, 1999                         -         (420,608)     (420,608)

Balance, December 31, 1999          $(213,710)      (878,710)     (686,455)

Issue of common stock to
public at $8.00 per share                 -              -       4,000,000

Net loss for the period ended
September 30, 2000                        -         (161,800)     (161,800)

Balance, September 30, 2000         $(213,710)   $(1,040,510)   $3,151,745


          See accompanying Notes to the Interim Financial Statements

                          MICROACCEL, INC.
                     (formerly Hortitech, Inc.)
                  (A Development Stage Enterprise)
                  INTERIM STATEMENTS OF CASH FLOWS
                             (Unaudited)



[CAPTION]

                                                                      From
                                                                   Inception
                                                               Of Development
                                        For the                     Stage
                                 Nine Months Ended             On November 29,
                                    September 30,                1989 through
                                                                 September 30,
                                 2000              1999               2000


CASH FLOWS FROM OPERATING
ACTIVITIES

Income (loss) from operations    $(161,800)         $(29,280)    $ (1,040,510)

Adjustments to reconcile net
 (loss) to net

 cash provided by
  operating activities:

    Forgiveness of debt                -                  -             4,759

    Stock issued for services          -                  -             1,000

    Amortization of discount
    on note receivable                 -                  -           (20,212)

Changes in operating assets
 and liabilities:

 (Decrease) increase in
  accounts payable               (120,891)            17,102           27,771

 Increase in allowance for
  loss notes receivable            21,474                 -           473,688

 Decrease in accrued
  interest payable                (32,245)                -                -

 Decrease in advance payable      (65,000)                -                -

 Increase in accounts and
  advances receivable            (104,747)                -          (104,747)

 Increase in accrued interest
   note receivable                (21,474)                -           (29,390)

    Net Cash Used By
     Operating Activities        (484,683)           (12,178)        (687,641)

CASH FLOWS FROM
 INVESTING ACTIVITIES

Increase in notes receivable           -                  -          (424,087)

Net Cash Used by
 Investing Activities                  -                  -          (424,087)

CASH FLOWS FROM FINANCING
ACTIVITIES

(Decrease) increase in
 notes payable                   (947,830)             4,395               -

Issuance of common stock        4,000,000                 -         4,186,496

Net Cash Provided by
 Financing Activities           3,052,170              4,395        4,186,496

Increase(Decrease) in Cash      2,567,487             (7,783)       3,074,768

CASH AT BEGINNING OF PERIOD       507,281             19,088               -

CASH AT END OF PERIOD          $3,074,768          $  11,305       $3,074,768


        See accompanying Notes to the Interim Financial Statements

                            MICROACCEL, INC.
                       (formerly Hortitech, Inc.)
                      (A Development Stage Enterprise)
                INTERIM STATEMENTS OF CASH FLOWS(continued)
                              (Unaudited)
[CAPTION]

                                                                      From
                                                                   Inception
                                                               Of Development
                                        For the                     Stage
                                 Nine Months Ended             On November 29,
                                    September 30,                1989 through
                                                                 September 30,
                                 2000              1999               2000


SUPPLEMENTAL CASH FLOWS
  INFORMATION

     Interest paid              $      39,548      $       -     $    39,548
     Taxes                                 -               -              -

NON CASH FINANCING ACTIVITIES

     Stock issued for services             -               -           1,000


See accompanying Notes to the Interim Financial Statements

                               MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)
                  NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                 (Unaudited)

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

NOTE 2   GOING CONCERN

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its incorporation and intends to raise additional equity financing to finance its operations and any acquisitions. However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustments that could result therefrom.

NOTE 3   SETTLEMENT AGREEMENT

On May 1, 2000, MicroAccel, Inc. filed an action in the United States District Court, Northern District of California against NV Memory Inc. and Donald Stern relating to the proposed merger of Micro-Accel and NV Memory and the funding and development of a non-volatile memory chip. NV Memory and Mr. Stern filed related counterclaims against MicroAccel. In light of the costs and inconvenience involved in litigation, MicroAccel, NV Memory, and Stern effective August 23, 2000 agreed to dismiss their respective claims and counterclaims, so that they may each devote their time and resources to pursuing the business opportunities available to them. No payments have been made in connection with this settlement, and there has been no admission of liability on the part of any of the parties.

NOTE 4   REVERSE SPLIT OF COMMON STOCK

On July 28, 2000 the Board of Directors authorized that the issued and outstanding common stock of the Company be reverse split on the basis of one for two, retaining the authorized shares at 200,000,000 and the par value at $0.001 per share, with fractional shares to be rounded up to the nearest whole share. The reverse split was effective August 14, 2000.

The stated capital has been decreased and additional paid in capital increased retroactively for all prior periods presented to reflect the reduced number of issued and outstanding shares. Basic and diluted net loss per share figures presented are based on the post-reverse split number of shares, retroactively restated. The price per share realized on share issuance has been proportionally increased to reflect this reverse split.

NOTE 5   2000 STOCK INCENTIVE PLAN

The Company has adopted a 2000 Stock Incentive Plan (the "Plan") to be administrated by the Board of Directors or a Committee of the Board of Directors (the "Plan Administrator"). The purpose of the Plan is to provide incentive stock options as a means to attract and retain key corporate personnel and consultants. The shares to be offered under the Plan consist of authorized but unissued common shares of the Company. The aggregate number of shares subject to options under the Plan at any one time shall not exceed 475,000 shares. The exercise price of the options when granted is set by the Plan Administrator but in any event shall not be less than 75% of the fair market value of the shares on the date the option is granted. The term of the options granted may not extend beyond 10 years, and are subject to earlier cancellation on termination of employment. The vesting and exercise schedule for stock options granted is to be determined on an individual basis by the Plan Administrator. The Plan was adopted in the current year and the initial incentive options granted June 5, 2000. The options issued to date are as follows:

           Number of
            shares
          subject to            Exercise
            option          Price per share           Expiry Date

            325,000              $1.25                June 4, 2003


The number of shares subject to option and the option exercise price have been adjusted to reflect the reverse split in the period.

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

Pro forma information regarding net income (loss) per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of 97% and a weighted-average life of three years.

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

For purposes of pro forma disclosures, the estimated fair value of the options have been charged to operations in the three month period ended June 30, 2000. The Company's pro forma net loss for the nine months ended September 30, 2000 is as follows:

         Pro forma net loss               $(376,300)
         Pro forma net loss per share     $   (0.04)

Pro forma results of operations under SFAS 123 may be materially different from actual amounts reported.

The weighted-average fair value of options granted during the period was $0.66 per underlying share.

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

Results of Operations.
----------------------

          Other than maintaining its good corporate standing in the State of Utah, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years or the three months ended September 30, 2000.

          During the quarterly periods ended September 30, 2000, and 1999, the Company had no business operations, but recorded a net loss of ($39,466) during the quarterly period ended September 30, 2000, compared with a net loss of ($13,062) during the quarter ended September 30, 1999.

Liquidity.
----------

          The Company had cash on hand of $3,074,768 at September 30, 2000. Management believes that this will be sufficient to meet its anticipated expenses during the next 12 months.

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

          The defendants filed defenses against the action and counterclaimed for rescission of a letter of intent and damages on the basis of breach of contract, breach of implied duty of good faith and fair dealing, breach of fiduciary duty, fraud, fraudulent inducement and interference with economic relationship.

          Effective August 23, 2000, the parties agreed to dismiss their claims and counterclaims, with no payments being made in connection therewith and with no admission of liability by any party.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          On July 28, 2000, the Company's Board of Directors unanimously resolved to effect a reverse split of the Company's issued and outstanding common stock in the ratio of one for two, retaining the authorized shares at 200,000,000 and the par value at one mill ($0.001) per share, with fractional shares to be rounded up to the nearest whole share and with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company. The reverse split was effective as of the close of business on Monday, August 14, 2000.

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



Date: 11-16-2000                      By /s/ Suzanne L. Wood
      ----------                        --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       MICROACCEL, INC.



Date: 11-16-2000                       By /s/ Suzanne L. Wood
     -----------                         ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: 11-16-2000                       By /s/ Barry D. Russell
     -----------                         ------------------------------------
                                         Barry D. Russell, Director,
                                         Treasurer and Secretary