Form 10KSB
period 2000-12-31
MICROACCEL INC
filed 2001-03-29
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2000 -
$114,098.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 21, 2001 - $9,798.20. There are approximately 9,798,299 shares of common voting stock of the Company held by non-affiliates. There is no "established" public market for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 21, 2001

                                9,923,200

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of MicroAccel's (the "Company's") business development from inception to the end of the calendar year ended December 31, 1999, see its Annual Reports on Form 10-KSB for the calendar years ended December 31, 1999, 1998, 1997, and 1996, which have previously been filed with the Securities and Exchange Commission, and which are incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

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

     In connection with the proposed acquisition of NV Memory, on February 1, 2000, the holders of 59.2% of the Company's issued and outstanding common voting stock voted to: (i) approve the change of the Company's name to "MicroAccel, Inc."; (ii) elect Suzanne L. Wood; Barry D. Russell; Donald S. Stern; and Robert B. Stern to serve on the Company's Board of Directors for a term of one year or until his or her successor is elected and qualified; (iii) adopt the Company's 2000 Stock Option Plan for the grant of incentive and non-qualified options to purchase up to 475,000 post-reverse split shares of the Company's common stock to employees and such other persons as the Plan Administrator (which is currently the Board of Directors) may select; and (iv) permit the Company to take actions without a meeting of stockholders if one or more consents in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote were present and voted.

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

     As of the date of this Report, the Company has granted options to purchase 325,000 post-split shares pursuant to the 2000 Stock Option Plan. A copy of the 2000 Stock Option Plan, with exhibits, was attached to the Company's recently filed Form 8-K and is incorporated herein by this reference. See Items 10 and 13 of this Report.

     On January 25, 2000, the Company's Board of Directors unanimously voted to undertake a private placement of up to 500,000 post-split "unregistered" and "restricted" shares of the Company's common stock at a price of $8.00 per share, pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission and/or Regulation S thereof. The offering was closed on January 28, 2000, with all 500,000 post-split shares being sold to non-"U.S. Persons," as defined in Rule 902(k) of Regulation S. This fundraising was undertaken as part of the Company's proposed acquisition of NV Memory, with the funds to be used for development of NV Memory's computer memory technology, the payment of Company debt and working capital. See the Exhibit Index, Item 13 of this Report.

     By subsequent letter agreement dated February 16, 2000, the Company and Donald Stern, one of the founders of NV Memory, agreed that the closing of the NV Memory agreement must take place no later than February 29, 2000. On March 30, 2000, the Company was notified by the attorneys for the vendors of NV Memory that the vendors declined to go forward with the Company. As a result, the Company's plan of operation for the next 12 months is to seek out a suitable merger or acquisition candidate. See Part I, Item 6, of this Report.

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

     On July 11, 2000, the Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register 475,000 post-split shares of the Company's common stock pursuant to the 2000 Incentive Stock Plan. See
Item 13 of this Report.

     On August 15, 2000, the Company effected a one for 2 reverse split of the Company's outstanding common stock. All references to the Company's common stock take into account this reverse split.

     On December 20, 2000, Justin W. Harbord was appointed to be
Secretary/Treasurer and a director of the Company, filling the vacancy created by the resignation of Barry D. Russell, who resigned on December 18, 2000.
Mr. Harbord resigned as Secretary/Treasurer on March 21, 2001, which is subsequent to the period covered by this Report, and Coreena Hansen was appointed to serve as Secretary/Treasurer until she is replaced or until the next annual meeting of the Company's stockholders.

     Because the Company conducts no material business, management anticipates that any acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that it will complete any such acquisition or that any such enterprise will be profitable or successful.

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

Principal Products and Services.
--------------------------------

     The only activities conducted by the Company during the calendar year ended December 31, 2000, were to manage its assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

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

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors; however, the Company will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash of $3,061,032 at December 31, 2000, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Suzanne L. Wood. Fees for the use of these items are payable to a company controlled by Ms. Wood. During the calendar year ended December 31, 2000, total fees in this regard were $66,490. This figure also included secretarial services and management fees.

          Because the Company has had no business, its activities during the calendar year ended December 31, 2000, were limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding, except as described below.

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

 Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report. However, on February 1, 2000, several items were submitted to a vote at the Company's special meeting of stockholders. See the caption "Business" of this Report and the Company's Current Report on Form 8-K, dated February 1, 2000, which was filed with the Securities and Exchange Commission on February 17, 2000, and which is incorporated herein by reference. Also see Item 13 of this Report.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "established trading market" for shares of common stock of the Company. The Company's common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "MCXL." Regardless, no assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

          The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31, 2000, and 1999, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1999                           0.75                0.625

June 30, 1999                            1.125               0.70

September 30, 1999                       3.50                0.875

December 31, 1999                        7.125               2.25

March 31, 2000                           8.1875              1.875

June 30, 2000                            1.625               0.5625

August 14, 2000                          1.09375             0.5625

September 30, 2000(1)                    2.00                0.625

December 31, 2000(1)                     1.00                0.375


    (1)   These quotes take into account a 1 for 2 reverse split.

    (2) The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any "established trading market" that may develop in the shares of common stock of the Company. See the caption "Business Development" of Item I, Part I, of this Report.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 205.

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

Recent Sales of Unregistered Securities.
----------------------------------------

                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------             ------           -------------

Aton Select Fund     1-25-00             500,000 (1)(2)    $4,000,000
Limited


        (1) Retroactively reflects a reverse split of the Company's common stock in the ratio of one for two, which became effective August 15, 2000.

        (2) These shares were issued under the Company's recently completed private placement of up to 1,000,000 "unregistered" and "restricted" shares of common stock at a price of $4 per share. See the heading "Business" of Part I, Item 1 of this Report.

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

     At December 31, 2000, the Company had total assets of $3,148,430, as compared with total assets of $507,282 at December 31, 1999. See the Index to Financial Statements, Item 7 of this Report.

     The Company is classified as a development stage enterprise. The Company received revenues of $114,098 for the year ended December 31, 2000 and no revenues for the year ended December 31, 1999, with $306,638 and $420,608 in expenses for a net loss of ($192,540) and ($420,608), respectively. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company had cash resources of $3,061,032 and $507,281, respectively, at December 31, 2000 and 1999. Management believes that its current cash on hand will be sufficient to meet its expenses during the next 12 months.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheet - December 31, 2000 and 1999

          Statement of Operations for the years ended
          December 31, 2000 and 1999 and from inception of development stage on November 29, 1989, through December 31, 2000

          Statement of Stockholders' Deficiency for the years from inception to December 31, 2000

          Statements of Cash Flows for the years ended
          December 31, 2000 and 1999 and from inception of development stage on November 29, 1989, through December 31, 2000

          Notes to the Financial Statements

                         MICROACCEL, INC.
                    (formerly Hortitech, Inc.)
                 (A Development Stage Enterprise)

                       FINANCIAL STATEMENTS

                    DECEMBER 31, 2000 AND 1999

  [LETTERHEAD OF TELFORD SADOVNICK, P.L.L.C., CERTIFIED PUBLIC ACCOUNTANTS]


                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
MicroAccel, Inc. (formerly Hortitech, Inc.)

We have audited the accompanying balance sheets of MicroAccel, Inc. (formerly
Hortitech, Inc.) (a development stage enterprise) as at December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 29, 1989
(inception of development stage) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroAccel, Inc. (formerly
Hortitech, Inc.) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from November 29, 1989 (inception of development stage) to December 31, 2000 in conformity with generally accepted accounting principles.

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

                                          /s/ Telford Sadovnick, P.L.L.C.

                                          CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 9, 2001

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

BALANCE SHEET
As of December 31,                 Note              2000            1999

                             ASSETS

CURRENT

 Cash                                             $ 3,061,032      $ 507,281
 Advances and prepaid expenses                         87,397              -

                                                    3,148,429        507,281

NOTES RECEIVABLE                           3                1              1

                                                  $ 3,148,430      $ 507,282

                          LIABILITIES

CURRENT

 Accounts payable and accrued liabilities  5      $    27,425      $ 148,662
 Notes and advances payable                4                -      1,045,075

                                                       27,425      1,193,737

               STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK
 Authorized:
   200,000,000  shares, $0.001 par value
Issued and outstanding:
   9,923,085  shares (1999: 9,423,085)                  9,923          9,423

ADDITIONAL PAID-IN CAPITAL                          4,396,042        396,542

DEFICIT ACCUMULATED PRIOR TO
    NOVEMBER 29, 1989                                (213,710)      (213,710)

DEFICIT ACCUMULATED DURING THE
    DEVELOPMENT STAGE                              (1,071,250)      (878,710)

                                                    3,121,005       (686,455)
                                                 $  3,148,430       $507,282

       See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

                                                                  Cumulative
                                                                     From
                                                                 Inception of
                                                                 Development
                                                                   Stage on
                                                                 November 29,
                                 For the Years Ended             1989 Through
                                    December 31,                 December 31,
                                 2000              1999               2000
REVENUE
   INTEREST INCOME               $114,098          $        -     $  114,098

GENERAL AND ADMINISTRATIVE
   EXPENSES                      (306,638)            (70,609)      (835,349)

PROVISION FOR LOSS ON NOTES
   RECEIVABLE                           -            (349,999)      (349,999)

NET LOSS                        $(192,540)         $ (420,608)   $(1,071,250)

BASIC LOSS PER SHARE            $    0.02          $     0.04

WEIGHTED AVERAGE NUMBER OF
   SHARES                       9,881,418           9,423,085

See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capital


Balance, October 24, 1986                      -    $        -   $       -

Issue of common stock to officers and
directors at $10.00 per share                  500            1        4,999

Net loss for the year ended
December 31, 1986                              -             -           -


Balance, December 31, 1986                     500            1        4,999

Issue of common stock to
public at $500 per share                       300           -       150,000

Less stock offering cost                       -             -       (19,880)

Issue of common stock in
exchange for subsidiary                        135           -           500

Issue of common stock for
services rendered at approximately
$10.00 per share                               252           -         2,527

Issue of common stock by private
placement at $25.00 per share                3,023           3        75,560

Net loss for the year ended
 December 31, 1987                             -             -           -

Balance, December 31, 1987                   4,210           4       213,706

Net loss for the year ended
   December 31, 1988                           -             -           -

Balance, December 31, 1988                   4,210           4       213,706

Net loss for the year ended
December 31, 1989                              -             -           -

Balance, December 31, 1989                   4,210           4       213,706

Contribution of capital                        -             -            35

Net loss for the year ended
 December 31, 1990                             -             -           -

Balance, December 31, 1990                   4,210  $        4   $   213,741

<CONTINUE>

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)


Balance, October 24, 1986                      -    $        -   $       -

Issue of common stock to officers and
directors at $10.00 per share                  -             -         5,000

Net loss for the year ended
December 31, 1986                              -             -           -

Balance, December 31, 1986                     -             -         5,000

Issue of common stock to
public at $500 per share                       -             -       150,000

Less stock offering cost                       -             -       (19,880)

Issue of common stock in
exchange for subsidiary                        -             -           500

Issue of common stock for
services rendered at approximately
$10.00 per share                               -             -         2,527

Issue of common stock by private
placement at $25.00 per share                  -             -        75,563

Net loss for the year ended
 December 31, 1987                        (176,716)          -      (176,716)

Balance, December 31, 1987                (176,716)          -        36,994

Net loss for the year ended
   December 31, 1988                       (36,504)          -       (36,504)

Balance, December 31, 1988                (213,220)          -           490

Net loss for the year ended
December 31, 1989                             (490)          -          (490)

Balance, December 31, 1989                (213,710)          -           -

Contribution of capital                        -             -            35

Net loss for the year ended
 December 31, 1990                             -            (727)       (727)

Balance, December 31, 1990             $  (213,710) $       (727) $     (692)

       See accompanying Notes to the Financial Statements

                               MICROACCEL, INC.
                         (formerly Hortitech, Inc.)
                      (A Development Stage Enterprise)

              STATEMENT OF STOCKHOLDERS' EQUITY (Continued)


                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capital


Balance, December 31, 1990
  (carried forward)                          4,210  $       4   $   213,741

Net loss for the year ended
 December 31, 1991                             -          -             -

Balance, December 31, 1991                   4,210          4       213,741

Net loss for the year ended
 December 31, 1992                             -          -             -

Balance, December 31, 1992                   4,210          4       213,741

Net loss for the year ended
 December 31, 1993                             -          -             -

Balance, December 31, 1993                   4,210          4       213,741

Common stock issued for cash and
services at approximately
$0.84 per share                              7,067          7         5,993

Net loss for the year ended
 December 31, 1994                             -          -             -

Balance, December 31, 1994                  11,277         11       219,734

Common stock issued for cash
 at $10.00 per share                          1,000          1         9,999

Forgiveness of debt                            -          -           4,759

Net loss for year ended
 December 31, 1995                             -          -             -

Balance, December 31, 1995                  12,277         12       234,492

Common stock issued for cash
  at $0.10 per share                       180,000        180        17,820

Common stock issued for cash
at an average of $ 0.02 per share        9,230,800      9,230       144,231

Stock issue adjustment                           8          1            (1)

Net loss for the year ended
 December 31, 1996                             -          -             -

Balance, December 31, 1996               9,423,085    $ 9,423      $396,542

<CONTINUE>

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)


Balance, December 31, 1990
  (carried forward)                    $  (213,710) $    (727) $       (692)

Net loss for the year ended
 December 31, 1991                             -         (224)         (224)

Balance, December 31, 1991                (213,710)      (951)         (916)

Net loss for the year ended
 December 31, 1992                             -         (236)         (236)

Balance, December 31, 1992                (213,710)    (1,187)       (1,152)

Net loss for the year ended
 December 31, 1993                             -         (235)         (235)

Balance, December 31, 1993                (213,710)    (1,422)       (1,387)

Common stock issued for cash and
services at approximately
$0.84 per share                                -          -           6,000

Net loss for the year ended
 December 31, 1994                             -       (9,162)       (9,162)

Balance, December 31, 1994                (213,710)   (10,584)       (4,549)

Common stock issued for cash
 at $10.00 per share                            -          -          10,000

Forgiveness of debt                            -          -           4,759

Net loss for year ended
 December 31, 1995                             -       (6,019)       (6,019)

Balance, December 31, 1995                (213,710)   (16,603)        4,191

Common stock issued for cash
  at $0.10 per share                           -          -          18,000

Common stock issued for cash
at an average of $ 0.02 per share              -          -         153,461

Stock issue adjustment                         -          -             -

Net loss for the year ended
 December 31, 1996                             -      (25,839)      (25,839)

Balance, December 31, 1996             $  (213,710) $ (42,442) $    149,813


              See accompanying Notes to the Financial Statements

                              MICROACCEL, INC.
                          (formerly Hortitech, Inc.)
                       (A Development Stage Enterprise)

              STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capital




Balance, December 31, 1996
    (carried forward)                   9,423,085   $   9,423    $ 396,542

Net loss for the year ended
 December 31, 1997                            -           -            -

Balance, December 31, 1997              9,423,085       9,423      396,542

Net loss for the year ended
 December 31, 1998                            -           -            -

Balance, December 31, 1998              9,423,085       9,423      396,542

Net loss for the year ended
December 31, 1999                             -           -            -

Balance, December 31, 1999              9,423,085   $   9,423     $396,542

Issue of common stock to public
at $8.00 per share                        500,000         500    3,999,500

Net loss for the year ended
December 31, 2000                             -           -            -

Balance, December 31, 2000              9,923,085   $   9,923   $4,396,042

<CONTINUE>

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)


Balance, December 31, 1996
    (carried forward)                  $  (213,710) $   (42,442) $   149,813

Net loss for the year ended
 December 31, 1997                             -       (188,917)    (188,917)

Balance, December 31, 1997                (213,710)    (231,359)     (39,104)

Net loss for the year ended
 December 31, 1998                             -       (226,743)    (226,743)

Balance, December 31, 1998                (213,710)    (458,102)    (265,847)

Net loss for the year ended
December 31, 1999                              -       (420,608)    (420,608)

Balance, December 31, 1999                (213,710)    (878,710)    (686,455)

Issue of common stock to public
at $8.00 per share                             -            -      4,000,000

Net loss for the year ended
December 31, 2000                              -       (192,540)    (192,540)

Balance, December 31, 2000              $ (213,710) $(1,071,250)  $3,121,005

See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

                                                                  Cumulative
                                                                     From
                                                                 Inception of
                                                                 Development
                                                                   Stage on
                                                                 November 29,
                                 For the Years Ended             1989 Through
                                    December 31,                 December 31,
                                 2000              1999               2000
[S]                             [C]               [C]            [C]
OPERATING ACTIVITIES
Loss from operations             $(192,540)        (420,608)      (1,071,250)
Adjustments to reconcile net loss
to net cash used in operating
activities
   Forgiveness of debt                   -                -            4,759
   Stock issued for services             -                -            1,000
   Amortization of discount on note
   receivable                            -                -          (20,212)
Changes in operating assets and
liabilities:
   (Decrease) increase in accounts
   payable                        (121,237)          39,004           27,425
   Increase in allowance for loss
      on notes receivable           28,632          357,915          480,846
   (Decrease) increase in accrued
   interest on notes payable       (32,245)          19,798                -
   Increase in advances and prepaid
   expenses                        (87,397)               -          (87,397)
   Increase in accrued interest
   on note receivable              (28,632)          (7,916)         (36,548)

Net cash used in operating
activities                        (433,419)         (11,807)        (701,377)

INVESTING ACTIVITIES

   Increase in notes receivable          -         (350,000)        (424,087)

FINANCING ACTIVITIES

 (Decrease) increase in notes and
 advances payable               (1,012,830)         850,000                -
 Cash contributed to additional
 paid-in capital                         -                -               35
 Issuance of common stock        4,000,000                -        4,186,461

                                 2,987,170          850,000        4,186,496

INCREASE IN CASH                 2,553,751          488,193        3,061,032

CASH AT BEGINNING OF PERIOD        507,281           19,088                -

CASH AT END OF PERIOD           $3,061,032        $ 507,281       $3,061,032

       See accompanying Notes to the Financial Statement

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)


STATEMENT OF CASH FLOWS (CONTINUED)
                                                                  Cumulative
                                                                     From
                                                                 Inception of
                                                                 Development
                                                                   Stage on
                                                                 November 29,
                                 For the Years Ended             1989 Through
                                    December 31,                 December 31,
                                 2000              1999               2000
SUPPLEMENTAL CASH FLOWS INFORMATION
  Interest expense                $ 7,303         $    19,798     $ 39,548
  Taxes                                 -                   -            -

NON-CASH FINANCING ACTIVITIES
 Stock issued for services        $     -         $         -     $  1,000

       See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Since November 29, 1989 the Company has sought out and attempted to acquire and finance several business opportunities, none of which were completed or proceeded with. On December 31, 1999, the Company agreed to acquire and provide financing for an enterprise involved in the development of computer memory technology, which agreement was not proceeded with (Note 7 N.V. Memory Inc.).

The Company is in the development stage. Management continues to seek out possible business ventures or acquisitions. The Company's future need for financing will be dependant upon the size, nature and stage of development of any businesses acquired or entered into. Until a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company's financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and discharge of liabilities in the normal course of business.

The name of the Company was changed to MicroAccel, Inc. on February 2, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(i)  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(ii) Financial instruments and financial risk

     The Company's financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities and notes and advances payable. The fair value of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

(iii)     Loss per share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share on the potential exercise of stock options has not been presented, as it is anti-dilutive.

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(iv) Translation of foreign currencies

     The Company's foreign operations are of an integrated nature and accordingly, the temporal method of foreign currency translation is used for conversion into United States dollars, as follows:

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

(v)  Income taxes

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

     Due to the uncertainty regarding the Company's profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

NOTE 3 - NOTES RECEIVABLE

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

The carrying value of the notes receivable has been reduced to a nominal value as Clickbuytel is a development stage company. The provision for loss and interest earned has been charged to operations.

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 3 - NOTES RECEIVABLE (Continued)

                                                 2000             1999
                Cost:
                   Principal amount         $ 350,000          $ 350,000
                   Accrued interest            36,548              7,916
                                              386,548            357,916

                Less: Accumulated allowance
                   for loss on notes
                   receivable                (386,547)          (357,915)

                Net book value              $       1          $       1

NOTE 4 - NOTES AND ADVANCES PAYABLE

Notes and advances payable comprise the following:

                                                 2000              1999

                8% unsecured, demand
                promissory note             $       -          $ 947,830

                Advances payable, unsecured,
                repayable on demand                 -             65,000
                Accrued interest                    -             32,245

                Net book value              $       -         $1,045,075

NOTE 5 - RELATED PARTY TRANSACTIONS

(a) Accounts payable at December 31, 2000 includes the amount of $926 in fees and advances due to a private company owned by the President of MicroAccel, Inc. (December 31, 1999: $118,706).

(b) General and administrative expenses include administrative and office services fees totaling $66,490 for the year ended December 31, 2000 (1999: $32,950) to a private company owned by the President of MicroAccel, Inc.

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2000 and 1999

NOTE 6 - COMMON STOCK

(i)  Private placement financing

      In fiscal 2000, the Company issued 1,000,000 shares at a price of $4.00 per share for proceeds of $4,000,000 (500,000 shares at $8.00 per share on a post-reverse split basis Note 6(ii)).

(ii) Reverse split of common stock

 On July 28, 2000, the Board of Directors authorized the issued and outstanding common stock of the Company be reverse split on the basis of one for two, retaining the authorized shares at 200,000,000 and the par value at $0.001 per share, with fractional shares to be rounded up to the nearest whole share. The reverse split was effective August 14, 2000. The Company previously completed a 1 for 50 reverse stock split in fiscal 1996.

 The stated capital has been decreased and additional paid in capital increased retroactively for all prior periods presented to reflect the reduced number of issued and outstanding shares. Loss per share figures presented are based on the post-reverse split number of shares, retroactively restated. The price per share realized on share issuances has been proportionately increased to reflect these reverse splits.

(iii) 2000 stock incentive plan

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

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2000 and 1999

NOTE 6 - COMMON STOCK (Continued)

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

     Pro forma information regarding net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options using the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of 97% and a weighted-average life of three years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options have been fully charged to operations in the year. The Company's pro forma net loss for the 2000 year reflects an additional $214,500 in compensation expense to Directors.

          Pro forma net loss                          $(407,040)

         Pro forma net loss per share                $   (0.04)

     Pro forma results of operations under SFAS 123 may be materially different from actual amounts reported.

     The weighted-average fair value of options granted during the period was $0.66 per underlying share.

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2000 and 1999

NOTE 7 - N.V. MEMORY INC.

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

On May 1, 2000, MicroAccel, Inc. filed an action in the United States District Court, Northern District of California against N.V. Memory Inc. and Donald Stern relating to the proposed merger of MicroAccel, Inc. and N.V. Memory Inc. and the funding and development of a non-volatile memory chip. N.V. Memory Inc. and Mr. Stern filed related counterclaims against MicroAccel, Inc.. In light of the costs and inconvenience involved in litigation, MicroAccel, Inc., N.V. Memory Inc. and Donald Stern, effective August 23, 2000, agreed to dismiss their respective claims and counterclaims. No payments were made in connection with the settlement and there was no admission of liability on the part of any of the parties.

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2000 and 1999

NOTE 8 - INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

                                              2000              1999

                Net operating loss carry
                forwards
                (expiring 2004 to 2015)   $    667,540      $   475,000

                Statutory tax rate        $22,250 + 39% in
                                          excess of $100,000

                Effective tax rate                   -                -
                Deferred tax assets            243,590          168,500
                Less:  Valuation allowance    (243,590)        (168,500)

                Net deferred tax assets   $          -      $         -

NOTE 9 - COMPARATIVE FIGURES

Certain of the figures for the 1999 year have been reclassified to conform to the presentation adopted for fiscal 2000.

MICROACCEL, INC.
(formerly Hortitech, Inc.)
(A Development Stage Enterprise)

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31,                         2000         1999

Administrative and office services                   $76,597      $ 32,950
Interest expense and bank charges                     10,631        20,940
Legal fees                                            98,577         8,480
Audit fees                                            17,890         6,092
Office supplies and sundry                             5,171         2,147
Travel                                                46,451             -
Investor relations                                    51,321             -

                                                    $306,638      $ 70,609

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     On January 18, 2000, the Company's Board of Directors unanimously resolved to engage Telford Sadovnick, P.L.L.C., Certified Public Accountants, of Bellingham, Washington, to audit the Company's financial statements for the calendar year ended December 31, 1999. This change of accountants was approved and ratified by the holders of 59.2% of the Company's issued and outstanding shares of common stock at the special meeting of stockholders held on February 1, 2000, and was also disclosed in the Current Report dated February 1, 2000, which is incorporated herein by reference. See Item 13 of this Report.

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

Barry D. Russell      Secretary     4/10/96       12/18/00
                      Treasurer     4/10/96       12/18/00
                      Director      4/10/96       12/18/00

Donald Stern          Director       2/1/00        2/25/00 (2)

Robert Stern          Director       2/1/00        2/25/00 (2)

Justin W. Harbord     Secretary     12/20/00       3/21/01
                      Treasurer     12/20/00       3/21/01
                      Director      12/20/00          (1)

Coreena Hansen        Secretary      3/21/01          (1)
                      Treasurer      3/21/01          (1)


     (1) These persons presently serve in the capacities indicated.

     (2) Messrs. Stern and Stern are the founders of NV Memory. They resigned from the Company's Board of Directors for the sole purpose of avoiding any potential conflict of interest during the negotiations of a definitive agreement between the parties. As stated under the heading "Business" of this Report, the Sterns have decided not to proceed with any agreement with the Company.

Business Experience.
--------------------

    Suzanne L. Wood, President and Director. Ms. Wood is 44 years of age and is a professional accountant with over 20 years' experience in the finance and corporate management of private and public companies. Her client list includes a number of very high profile, successful individuals and corporate entities.

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

     She is currently on the Board of Directors of a number of private and public companies, including Genetronics Biomedical Ltd., a company listed on the Toronto Stock Exchange and the AMEX Stock Exchange (GEB).

     Justin Harbord, Director. Mr. Harbord, age 50, is currently a self-employed business executive with over 30 years of extensive experience in the insurance business. Mr. Harbord was President of Family Insurance Group Ltd. from 1968 to 1999. He is a director of Blue Lagoon Ventures Inc. (BLG), a public company trading on the Canadian Venture Exchange.

     Coreena Hansen, Secretary/Treasurer. Ms. Hansen is 27 years of age. She has been employed in the corporate and financial management industry for six years. During those six years with the same firm, she has gained considerable experience in corporate compliance, securities regulatory filings and related legal and accounting requirements. She currently holds the position of Corporate Administrative Manager, in which she participates in the management of public companies and acts as the head of the Human Resources department. Ms. Hansen is also Corporate Secretary of Blue Lagoon Ventures, Inc.

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

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                   SUMMARY COMPENSATION TABLE


                                       Long Term Compensation

                 Annual Compensation     Awards          Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)       (h)    (i)

                                              Secur-
                                 Other        ities            All
Name and   Year or               Annual Rest- Under-     LTIP  Other
Principal  Period   Salary Bonus Compen-rictedlying      Pay-  Comp-
Position   Ended      ($)   ($)  sat'n  Stock Options    outs  ensat'n
---------------------------------------------------------------------

Suzanne L.
Wood,      12/31/98    0     0     0     0      0         0   0
President, 12/31/99    0     0     0     0      0         0   0
Director   12/31/00 20,000   0     0     0   200,000(1)   0   0

Barry D.
Russell,   12/31/98    0     0     0     0      0         0   0
Secretary/ 12/31/99    0     0     0     0      0         0   0
Treasurer, 12/31/00    0     0     0     0   125,000(1)   0   0
Director

Justin W.
Harbord,   12/31/00    0     0     0     0      0     0   0
Secretary/
Treasurer,
Director


     (1) On June 5, 2000, the Company granted to Ms. Wood and Mr. Russell options to purchase 200,000 and 125,000 post-split shares, respectively, at a price of $1.25 per share, with an expiration date of June 4, 2003.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     Ms. Wood is paid $20,000 annually for her services as a director of the Company. There are no other standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 9,923,200 shares of common stock being outstanding.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------


Aton Select Fund Limited      500,000           5.0%
3076 Sir Francis Drake Hwy.
Road Town, Tortola BVI

                              -------             ----

Total                         500,000           5.0%


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------


Suzanne L. Wood                125,000              1.3%
#210 - 580 Hornby Street
Vancouver, B.C.
Canada V6C 3B6

Justin Harbord                  -0-                  -0-
5635 34B Avenue
Delta, B.C.
Canada V4K 3N2

Coreena Hansen                  -0-                  -0-
#29 - 355 Duthie Avenue
Burnaby, B.C.
Canada V5A 2P3
                              -------               -----

Total                          125,000              1.3%


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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar year ended December 31, 2000, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     At December 31, 2000, the Company was indebted to a company owned by the Company's President in the amount of $926 for advanced fees and expenses. During the year then ended the Company paid that entity $66,490 in administrative and office services fees.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2000, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2000, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2000, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

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


DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1996, filed October 24, 1997.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1997, filed August 17, 1998.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1998, filed April 12, 1999.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, filed April 13, 2000.

     S-8 Registration Statement filed July 11, 2000.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MICROACCEL, INC.


Date: Mar. 29/01                        /s/ Suzanne L. Wood
      -------------                    --------------------
                                       Suzanne L. Wood
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        MICROACCEL, INC.


Date: Mar. 29/01                         /s/ Suzanne L. Wood
     -------------                      --------------------
                                        Suzanne L. Wood
                                        President and Director


Date: Mar. 29/01                         /s/ Justin W. Harbord
      -------------                     ----------------------
                                        Justin W. Harbord
                                        Director


Date: Mar. 29/01                         /s/ Coreena Hansen
      -------------                     --------------------
                                        Coreena Hansen
                                        Secretary/Treasurer