Form 10QSB
period 2001-03-31
MICROACCEL INC
filed 2001-05-11
CIK 805902

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
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

                                March 31, 2001

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

                         MICROACCEL, INC.

                 (A Development Stage Enterprise)

                       FINANCIAL STATEMENTS

                          MARCH 31, 2001

                           (UNAUDITED)

                         MICROACCEL, INC.

                 (A Development Stage Enterprise)
                          BALANCE SHEET
                           (Unaudited)
                              ASSETS
                                                March 31,  December 31,
                                                  2001         2000
CURRENT ASSETS
 Cash                                          $3,074,282   $3,061,032
 Advances and prepaid expenses                     87,397       87,397
                                                3,161,679    3,148,429

NOTES RECEIVABLE                                        1            1

     TOTAL ASSETS                              $3,161,680   $3,148,430

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities      $   25,785   $   27,425

          Total Current Liabilities                25,785       27,425

STOCKHOLDERS' EQUITY
 Common Stock:  $0.001 par value;  authorized
 200,000,000 shares; 9,923,085 shares issued
 and outstanding (2000-9,923,085)                   9,923        9,923

 Additional paid-in capital                     4,396,042    4,396,042

 Deficit accumulated prior to November 29, 1989  (213,710)    (213,710)

 Deficit accumulated during the development
 stage                                         (1,056,360)  (1,071,250)

          Total Stockholders' Equity            3,135,895    3,121,005

          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $3,161,680   $3,148,430

                                 (Prepared by Management)

                         MICROACCEL, INC.

                 (A Development Stage Enterprise)
                     STATEMENT OF OPERATIONS
                           (Unaudited)
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                                         For the              November 29,
                                   Three Months Ended         1989 through
                                         March 31,              March 31,
                                   2001          2000             2001
REVENUE
  Interest Income                 $    29,043   $   23,277    $  143,141

GENERAL AND ADMINISTRATIVE EXPENSES   (14,153)    (127,639)     (849,502)
Provision for loss on Notes Receivable    -            -        (349,999)

NET INCOME (LOSS)                 $    14,890   $ (104,362)  $(1,056,360)

BASIC AND DILUTED INCOME (LOSS)
PER SHARE                               $0.00        $0.01

WEIGHTED AVERAGE NUMBER OF SHARES   9,923,085    9,778,085

                     (Prepared by Management)

                         MICROACCEL, INC.

                 (A Development Stage Enterprise)
                STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited)
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


              See accompanying Notes to the Financial Statements

                              MICROACCEL, INC.

                       (A Development Stage Enterprise)

              STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capital




Balance, December 31, 1996
    (carried forward)                   9,423,085   $   9,423    $ 396,542

Net loss for the year ended
 December 31, 1997                            -           -            -

Balance, December 31, 1997              9,423,085       9,423      396,542

Net loss for the year ended
 December 31, 1998                            -           -            -

Balance, December 31, 1998              9,423,085       9,423      396,542

Net loss for the year ended
December 31, 1999                             -           -            -

Balance, December 31, 1999              9,423,085   $   9,423     $396,542

Issue of common stock to public
at $8.00 per share                        500,000         500    3,999,500

Net loss for the year ended
December 31, 2000                             -           -            -

Balance, December 31, 2000              9,923,085   $   9,923   $4,396,042

Net income for the period
ended March 31, 2001                          -           -            -

Balance, March 31, 2001
(Unaudited)                             9,923,085   $   9,923   $4,396,042

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)


Balance, December 31, 1996
    (carried forward)                  $  (213,710) $   (42,442) $   149,813

Net loss for the year ended
 December 31, 1997                             -       (188,917)    (188,917)

Balance, December 31, 1997                (213,710)    (231,359)     (39,104)

Net loss for the year ended
 December 31, 1998                             -       (226,743)    (226,743)

Balance, December 31, 1998                (213,710)    (458,102)    (265,847)

Net loss for the year ended
December 31, 1999                              -       (420,608)    (420,608)

Balance, December 31, 1999                (213,710)    (878,710)    (686,455)

Issue of common stock to public
at $8.00 per share                             -            -      4,000,000

Net loss for the year ended
December 31, 2000                              -       (192,540)    (192,540)

Balance, December 31, 2000              $ (213,710) $(1,071,250)  $3,121,005

Net income for the period
ended, March 31, 2001                          -         14,890       14,890

Balance, March 31, 2001
(Unaudited)                             $(213,710)  $(1,056,360)  $3,135,895

                       (Prepared by Management)

                           MICROACCEL, INC.

                   (A Development Stage Enterprise)
                        STATEMENT OF CASH FLOWS
                              (Unaudited)
                                                              Cumulative
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                                         For the              November 29,
                                   Three Months Ended         1989 through
                                         March 31,              March 31,
                                   2001          2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from operations     $    14,890   $(104,362)   $(1,056,360)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
  Forgiveness of debt                     -           -            4,759
  Stock issued for services               -           -            1,000
  Amortization of discount on note
  receivable                              -           -          (20,212)
Changes in operating assets and
liabilities:
  (Decrease) increase in accounts
   payable                             (1,640)   (105,710)        25,785
  Increase in allowance for loss
  notes receivable                      7,158       7,158        488,004
  Increase in accrued interest payable    -           -              -
  Increase in advance payable             -           -              -
  Increase in advances and prepaid
  expenses                                -      (366,382)       (87,397)
  Increase in accrued interest note
  receivable                           (7,158)     (7,158)       (43,706)

     Net Cash Provided by (Used By)
     Operating Activities              13,250    (576,454)      (688,127)

CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in notes receivable            -           -         (424,087)

     Net Cash Used in Investing
     Activities                           -           -         (424,087)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in notes payable and advances
  payable                                 -    (1,045,075)           -
  Cash contributed to additional paid
  in capital                              -           -               35
  Issuance of common stock                -     4,000,000      4,186,461

Net Cash Provided by Financing Activities -     2,954,925      4,186,496

Increase in Cash                       13,250   2,378,471      3,074,282

CASH AT BEGINNING OF PERIOD         3,061,032     507,281            -

CASH AT END OF PERIOD              $3,074,282  $2,885,752     $3,074,282

                       (Prepared by Management)

                           MICROACCEL, INC.

                   (A Development Stage Enterprise)
                  STATEMENT OF CASH FLOWS(continued)
                              (Unaudited)
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                                         For the              November 29,
                                   Three Months Ended         1989 through
                                         March 31,              March 31,
                                   2001          2000             2001
SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest                         $        -    $  39,548      $  39,548
 Taxes                            $        -    $       -      $       -

NON CASH FINANCING ACTIVITIES:
 Stock issued for services        $        -    $       -      $   1,000

                       (Prepared by Management)

                           MICROACCEL, INC.

                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 2001
                              (Unaudited)

NOTE 1   BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

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

          During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. Management believes that the Company's current cash on hand will be sufficient to meet these expenses over the next 12 months.
As of the date of this Report, the Company is not involved in any negotiations regarding any such ventures.

Results of Operations.
----------------------

          Other than maintaining its good corporate standing in the State of Utah, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years or the three months ended March 31, 2001.

          During the quarterly periods ended March 31, 2001, and 2000, the Company had no business operations, but recorded net income of $14,890 during the quarterly period ended March 31, 2001, compared with a net loss of ($104,362) during the quarter ended March 31, 2000. Interest income was the Company's sole source of income during these periods.

Liquidity.
----------

          The Company had cash on hand of $3,074,282 at March 31, 2001. Management believes that this will be sufficient to meet its anticipated expenses during the next 12 months.

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

           DOCUMENTS INCORPORATED BY REFERENCE

               None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROACCEL, INC.



Date: 5/10/01                         By/s/Suzanne L. Wood
      ----------                        --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       MICROACCEL, INC.



Date: 5/10/01                          By/s/Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: 5/10/01                          By/s/Justin W. Harbord
      -------------                     ---------------------
                                        Justin W. Harbord
                                        Director


Date: 5/10/01                          By/s/Coreena Hansen
      -------------                     --------------------
                                        Coreena Hansen
                                        Secretary/Treasurer