Form 10QSB
period 2001-06-30
MICROACCEL INC
filed 2001-08-09
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001
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

                                June 30, 2001

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

                         MICROACCEL, INC.
                 (A Development Stage Enterprise)

                       FINANCIAL STATEMENTS

                          June 30, 2001

                           (UNAUDITED)

MICROACCEL, INC.

(A Development Stage Enterprise)
BALANCE SHEET
(Unaudited)
                              ASSETS
                                                 June 30,  December 31,
                                                  2001         2000
CURRENT ASSETS
 Cash                                          $3,078,751   $3,061,032
 Advances and prepaid expenses                      2,434       87,397
                                                3,081,185    3,148,429

NOTES RECEIVABLE                                        1            1

     TOTAL ASSETS                              $3,081,186   $3,148,430

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities      $   20,005   $   27,425

          Total Current Liabilities                20,005       27,425

STOCKHOLDERS' EQUITY
 Common Stock:  $0.001 par value;  authorized
 200,000,000 shares; 9,923,085 shares issued
 and outstanding (2000:9,923,085)                   9,923        9,923

 Additional paid-in capital                     4,396,042    4,396,042

 Deficit accumulated prior to November 29, 1989  (213,710)    (213,710)

 Deficit accumulated during the development
 stage                                         (1,131,074)  (1,071,250)

          Total Stockholders' Equity            3,061,181    3,121,005

          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                               $3,081,186   $3,148,430

See accompanying Notes to the Financial Statements.

MICROACCEL, INC.
(A Development Stage Enterprise)

STATEMENT OF OPERATIONS
(Unaudited)
                                                              Cumulative
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                          For the           For the           November 29,
                     Three Months Ended Six Months Ended      1989 through
                          June 30,          June 30,            June 30,
                      2001         2000  2001         2000        2001
REVENUE
  Interest Income   $  20,102 $   31,419  $  49,145  $  54,696   $  163,243

GENERAL AND
ADMINISTRATIVE
EXPENSES               (9,853)   (49,391)   (24,006)  (177,030)    (859,355)
Provision for loss on
Notes Receivable      (84,963)         -    (84,963)         -     (434,962)

NET LOSS            $ (74,714) $ (17,972) $ (59,824) $(122,334) $(1,131,074)

BASIC AND DILUTED
LOSS PER SHARE         $0.01        $0.00      $0.01      $0.01

WEIGHTED AVERAGE
NUMBER OF SHARES   9,923,085    9,923,085  9,923,085  9,846,578

See accompanying Notes to the Financial Statements.

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

              See accompanying Notes to the Financial Statements

                              MICROACCEL, INC.

                       (A Development Stage Enterprise)

              STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capital




Balance, December 31, 1996
    (carried forward)                   9,423,085   $   9,423    $ 396,542

Net loss for the year ended
 December 31, 1997                            -           -            -

Balance, December 31, 1997              9,423,085       9,423      396,542

Net loss for the year ended
 December 31, 1998                            -           -            -

Balance, December 31, 1998              9,423,085       9,423      396,542

Net loss for the year ended
December 31, 1999                             -           -            -

Balance, December 31, 1999              9,423,085   $   9,423     $396,542

Issue of common stock to public
at $8.00 per share                        500,000         500    3,999,500

Net loss for the year ended
December 31, 2000                             -           -            -

Balance, December 31, 2000              9,923,085   $   9,923   $4,396,042

Net loss for the period
ended June 30, 2001                          -           -            -

Balance, June 30, 2001
(Unaudited)                             9,923,085   $   9,923   $4,396,042

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)
Balance, December 31, 1996
    (carried forward)                  $  (213,710) $   (42,442) $   149,813

Net loss for the year ended
 December 31, 1997                             -       (188,917)    (188,917)

Balance, December 31, 1997                (213,710)    (231,359)     (39,104)

Net loss for the year ended
 December 31, 1998                             -       (226,743)    (226,743)

Balance, December 31, 1998                (213,710)    (458,102)    (265,847)

Net loss for the year ended
December 31, 1999                              -       (420,608)    (420,608)

Balance, December 31, 1999                (213,710)    (878,710)    (686,455)

Issue of common stock to public
at $8.00 per share                             -            -      4,000,000

Net loss for the year ended
December 31, 2000                              -       (192,540)    (192,540)

Balance, December 31, 2000              $ (213,710) $(1,071,250)  $3,121,005

Net loss for the period
ended, June 30, 2001                           -        (59,824)     (59,824)

Balance, June 30, 2001
(Unaudited)                              $(213,710)  $(1,131,074)  $3,061,181

See accompanying Notes to the Financial Statements.

                           MICROACCEL, INC.

                   (A Development Stage Enterprise)
                        STATEMENT OF CASH FLOWS
                              (Unaudited)
                                                              Cumulative
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                                         For the              November 29,
                                     Six Months Ended         1989 through
                                          June 30,              June 30,
                                   2001          2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations              $   (59,824)  $(122,334)   $(1,131,074)
Adjustments to reconcile
loss to net cash provided by
operating activities:
  Forgiveness of debt                     -           -            4,759
  Stock issued for services               -           -            1,000
  Amortization of discount on note
  receivable                              -           -          (20,212)
Changes in operating assets and
liabilities:
  (Decrease) increase in accounts
   payable                             (7,420)   (120,772)        20,005
  Increase in allowance for loss
  notes receivable                     14,316      14,316        495,162
  Decrease in accrued interest payable    -       (32,245)           -
  Decrease in advance payable             -       (65,000)           -
  Decrease in advances and prepaid
  expenses                             84,963    (111,382)        (2,434)
  Increase in accrued interest on note
  receivable                          (14,316)    (14,316)       (50,864)

     Net Cash Provided by (Used By)
     Operating Activities              17,719    (451,733)      (683,658)

CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in notes receivable            -           -         (424,087)

     Net Cash Used in Investing
     Activities                           -           -         (424,087)

CASH FLOWS FROM FINANCING ACTIVITIES

  Decrease in notes payable and advances
  payable                                 -      (947,830)           -
  Cash contributed to additional paid
  in capital                              -           -               35
  Issuance of common stock                -     4,000,000      4,186,461

Net Cash Provided by Financing Activities -     3,052,170      4,186,496

Increase in Cash                       17,719   2,600,437      3,078,751

CASH AT BEGINNING OF PERIOD         3,061,032     507,281            -

CASH AT END OF PERIOD              $3,078,751  $3,107,718     $3,078,751

See accompanying Notes to the Financial Statements.

                           MICROACCEL, INC.

                   (A Development Stage Enterprise)
                  STATEMENT OF CASH FLOWS(continued)
                              (Unaudited)
                                                              Cumulative
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                                         For the              November 29,
                                     Six Months Ended         1989 through
                                          June 30,              June 30,
                                   2001          2000             2001
SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest expense                 $        -    $  39,548      $  39,548
 Taxes                            $        -    $       -      $       -

NON CASH FINANCING ACTIVITIES:
 Stock issued for services        $        -    $       -      $   1,000

See accompanying Notes to the Financial Statements.

                           MICROACCEL, INC.

                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
                            JUNE 30, 2001
                              (Unaudited)

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.


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

Results of Operations.
----------------------

          Other than maintaining its good corporate standing in the State of Utah, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years or the six months ended June 30, 2001.

          During the quarterly periods ended June 30, 2001, and 2000, the Company had no business operations, but recorded net loss of ($74,714) during the quarterly period ended June 30, 2001, compared with a net loss of ($17,972) during the quarter ended June 30, 2000. For the six months ended June 30, 2001 and 2000, the Company recorded a net loss of $(59,824) and ($122,334), respectively. Interest income was the Company's sole source of income during these periods.

Liquidity.
----------

          The Company had cash on hand of $3,078,751 at June 30, 2001. Management believes that this will be sufficient to meet its anticipated expenses during the next 12 months.

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



Date: Aug. 8/01                        By/s/Suzanne L. Wood
      ----------                        --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       MICROACCEL, INC.



Date: Aug. 8/01                        By/s/Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date: Aug. 8/01                        By/s/Justin W. Harbord
      ---------                          ---------------------
                                        Justin W. Harbord
                                        Director


Date: Aug. 8/01                        By/s/Coreena Hansen
      ---------                          --------------------
                                        Coreena Hansen
                                        Secretary/Treasurer