Form 10QSB
period 2001-09-30
MICROACCEL INC
filed 2001-11-13
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001
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

                             September 30, 2001

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

                         MICROACCEL, INC.
                 (A Development Stage Enterprise)

                       FINANCIAL STATEMENTS

                        September 30, 2001

                           (UNAUDITED)

MICROACCEL, INC.
(A Development Stage Enterprise)
BALANCE SHEET
(Unaudited)

                                              September 30,  December 31,
                                                  2001         2000
                              ASSETS
CURRENT
 Cash                                          $3,083,722   $3,061,032
 Advances and prepaid expenses                      2,434       87,397
                                               ----------   ----------
                                                3,086,156    3,148,429

NOTES RECEIVABLE                                        1            1

     TOTAL ASSETS                              $3,086,157   $3,148,430
                                               ==========   ==========
                           LIABILITIES

CURRENT
 Accounts payable and accrued liabilities      $   25,679   $   27,425
                                               ----------   ----------
                                                   25,679       27,425
                                               ----------   ----------
                       STOCKHOLDERS' EQUITY
 Common Stock
    Authorized:
      200,000,000 shares, $0.001 par value
    Issued and outstanding:
      9,923,085 shares (2000: 9,923,085)            9,923        9,923

 Additional paid-in capital                     4,396,042    4,396,042

 Deficit accumulated prior to November 29, 1989  (213,710)    (213,710)

 Deficit accumulated during the development
 stage                                         (1,131,777)  (1,071,250)
                                               ----------   ----------
          Total Stockholders' Equity            3,060,478    3,121,005

                                               ----------   ----------
                                               $3,086,157   $3,148,430
                                               ==========   ==========

See accompanying Notes to the Financial Statements.

MICROACCEL, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
(Unaudited)
                                                              Cumulative
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                          For the           For the           November 29,
                     Three Months Ended Nine Months Ended     1989 through
                       September 30,       September 30,      September 30,
                      2001         2000  2001         2000        2001
REVENUE
  Interest Income   $ 15,544 $   29,537  $ 64,689  $ 84,233   $  178,787

GENERAL AND
ADMINISTRATIVE
EXPENSES             (16,247)   (69,003)  (40,253) (246,033)    (875,602)

PROVISION FOR LOSS
ON ADVANCES AND
NOTES RECEIVABLE           -          -   (84,963)        -     (434,962)
                    --------   --------- -------- ---------   ----------
NET LOSS            $   (703)  $ (39,466)$(60,527)$(161,800) $(1,131,777)
                    ========   ========= ======== =========   ==========
BASIC AND DILUTED
LOSS PER SHARE      $   0.00   $    0.00 $   0.01 $    0.02
                    ========   ========= ======== =========
WEIGHTED AVERAGE
NUMBER OF SHARES   9,923,085    9,923,085  9,923,085  9,845,640
                   =========    =========  =========  =========

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

CONTINUED

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

       See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)
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

CONTINUED

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

              See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)
                                                                Additional
                                          Common Stock           Paid-in
                                       Shares       Amount       Capital
Balance, December 31, 1996
    (carried forward)                   9,423,085   $   9,423    $ 396,542

Net loss for the year ended
 December 31, 1997                            -           -            -

Balance, December 31, 1997              9,423,085       9,423      396,542

Net loss for the year ended
 December 31, 1998                            -           -            -

Balance, December 31, 1998              9,423,085       9,423      396,542

Net loss for the year ended
December 31, 1999                             -           -            -

Balance, December 31, 1999              9,423,085   $   9,423     $396,542

Issue of common stock to public
at $8.00 per share                        500,000         500    3,999,500

Net loss for the year ended
December 31, 2000                             -           -            -

Balance, December 31, 2000              9,923,085   $   9,923   $4,396,042

Net loss for the period
ended September 30, 2001                      -           -            -

Balance, September 30, 2001
(Unaudited)                             9,923,085   $   9,923   $4,396,042

CONTINUED

                                       Deficit      Deficit
                                       Accumulated  Accumulated  Total
                                       Prior to     During       Stockholders'
                                       November 29, Development  Equity
                                       1989         Stage        (Deficiency)
Balance, December 31, 1996
    (carried forward)                  $  (213,710) $   (42,442) $   149,813

Net loss for the year ended
 December 31, 1997                             -       (188,917)    (188,917)

Balance, December 31, 1997                (213,710)    (231,359)     (39,104)

Net loss for the year ended
 December 31, 1998                             -       (226,743)    (226,743)

Balance, December 31, 1998                (213,710)    (458,102)    (265,847)

Net loss for the year ended
December 31, 1999                              -       (420,608)    (420,608)

Balance, December 31, 1999                (213,710)    (878,710)    (686,455)

Issue of common stock to public
at $8.00 per share                             -            -      4,000,000

Net loss for the year ended
December 31, 2000                              -       (192,540)    (192,540)

Balance, December 31, 2000              $ (213,710) $(1,071,250)  $3,121,005

Net loss for the period
ended, September 30, 2001                      -        (60,527)     (60,527)

Balance, September 30, 2001
(Unaudited)                              $(213,710)  $(1,131,777)  $3,060,478

See accompanying Notes to the Financial Statements.

MICROACCEL, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
(Unaudited)
                                                              Cumulative
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                                         For the              November 29,
                                    Nine Months Ended         1989 through
                                      September 30,           September 30,
                                   2001          2000             2001
OPERATING ACTIVITIES
Loss from operations              $   (60,527)  $(161,800)   $(1,131,777)
Adjustments to reconcile
loss to net cash provided by
operating activities:
  Forgiveness of debt                     -           -            4,759
  Stock issued for services               -           -            1,000
  Amortization of discount on note
  receivable                              -           -          (20,212)
Changes in operating assets and
liabilities:
  (Decrease) increase in accounts
   payable                             (1,746)   (120,891)        25,679
  Increase in allowance for loss
  notes receivable                     21,474      21,474        502,320
  Decrease in accrued interest payable    -       (32,245)           -
  Decrease in advance payable             -       (65,000)           -
  Decrease (increase)in advances and
  prepaid expenses                     84,963    (104,747)        (2,434)
  Increase in accrued interest on note
  receivable                          (21,474)    (21,474)       (58,022)
                                    ---------   ---------    -----------
     Net Cash Provided by (Used) in
     Operating Activities              22,690    (484,683)      (678,687)
                                    ---------   ---------    -----------
INVESTING ACTIVITIES
  Increase in notes receivable            -           -         (424,087)
                                    ---------   ---------    -----------
     Net Cash Used in Investing
     Activities                           -           -         (424,087)
                                    ---------   ---------    -----------
FINANCING ACTIVITIES
  Decrease in notes and advances
  payable                                 -      (947,830)           -
  Cash contributed to additional paid
  in capital                              -           -               35
  Issuance of common stock                -     4,000,000      4,186,461
                                    ---------   ---------     ----------
Net Cash Provided by Financing
Activities                                -     3,052,170      4,186,496
                                    ---------   ---------     ----------
INCREASE IN CASH                       22,690   2,567,487      3,083,722

CASH AT BEGINNING OF PERIOD         3,061,032     507,281            -
                                    ---------   ---------     ----------
CASH AT END OF PERIOD              $3,083,722  $3,074,768     $3,083,722

                                   ==========  ==========      ==========

See accompanying Notes to the Financial Statements.

MICROACCEL, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS(continued)
(Unaudited)
                                                              Cumulative
                                                                 From
                                                              Inception of
                                                              Development
                                                                Stage on
                                         For the              November 29,
                                    Nine Months Ended         1989 through
                                      September 30,           September 30,
                                   2001          2000             2001
SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest expense                 $        -    $  39,548      $  39,548
 Taxes                            $        -    $       -      $       -

NON-CASH FINANCING ACTIVITIES:
 Stock issued for services        $        -    $       -      $   1,000

See accompanying Notes to the Financial Statements.

MICROACCEL, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

NOTE 1   BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.


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


NOTE 3   SUBSEQUENT EVENT

On October 18, 2001, the Company advanced $300,000 to a private company which it is negotiating to acquire. The loan is repayable on demand, bears interest at the rate of 10% per annum, and is personally guaranteed by the President of the borrower.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company is currently negotiating an agreement under which it would acquire all of the issued and outstanding shares of common stock of Network Lifestyle Radio Corp. ("NLR"), in exchange for an undetermined number of shares of the Company's common stock. The parties have not yet reached any definitive agreement with respect to this proposed acquisition, and there can be no assurance that such an agreement will be reached or that the acquisition will be completed.

          If the acquisition is completed, the Company will become subject to all of the risks associated with NLR's business. Upon completion of the acquisition, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the terms thereof.

          In anticipation of the execution of a definitive acquisition agreement, on October 18, 2001, the Company advanced $300,000 to NLR. The loan is repayable upon demand. It bears interest at the rate of 10% per annum and is personally guaranteed by NLR's President.

          Other than negotiating for the acquisition of NLR, the Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to complete the acquisition of NLR and to proceed with NLR's business operations. If the NLR acquisition is not completed, the Company will continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

          If the NLR acquisition is completed, the Company expects that it will need to raise substantial additional funding to further NLR's business plan. If the Company is unable to raise such funding, its ability to proceed with its business plan may be adversely affected.

          If it does not complete the NLR acquisition, during the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. Management believes that the Company's current cash on hand will be sufficient to meet these expenses over the next 12 months.

Results of Operations.
----------------------

          Other than maintaining its good corporate standing in the State of Utah, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years or the nine months ended September 30, 2001.

          During the quarterly periods ended September 30, 2001, and 2000, the Company had no business operations, but recorded net loss of ($703) during the quarterly period ended September 30, 2001, compared with a net loss of ($39,466) during the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the Company recorded a net loss of $(60,527) and ($161,800), respectively. Interest income was the Company's sole source of income during these periods.

Liquidity.
----------

          The Company had cash on hand of $3,083,722 at September 30, 2001.
If the NLR acquisition is not completed, management believes that this will be sufficient to meet its anticipated expenses during the next 12 months.

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



Date:  Nov. 9/01                      By /s/ Suzanne L. Wood
      ----------                        --------------------------------------
                                        Suzanne L. Wood, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       MICROACCEL, INC.



Date: Nov. 9/01                        By /s/ Suzanne L. Wood
     ----------                          ------------------------------------
                                         Suzanne L. Wood, President and
                                         Director


Date:  Nov. 9/01                       By /s/ Justin W. Harbord
      ---------                          ----------------------
                                        Justin W. Harbord
                                        Director


Date:  Nov. 9/01                       By  /s/ Coreena Hansen
      ----------                          --------------------
                                        Coreena Hansen
                                        Secretary/Treasurer