Form 10KSB
period 2001-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2002-03-27
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  33-9782LA
                                            -----------

                    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                    -----------------------------------------
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


                                MICROACCEL, INC.
                                ----------------
       (Former Name or Former Address, if changed since last Report)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001 -
$76,011.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 11, 2002 - $10,842.28. There are approximately 10,842,276 shares of common voting stock of the Company held by non-affiliates. There is no "established" public market for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 11, 2002

                                16,576,033

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of Health Anti-Aging Lifestyle Options' (the "Company's") business development from inception to the end of the calendar year ended December 31, 2000, see its previous Annual Reports on Form 10-KSB, which have previously been filed with the Securities and Exchange Commission, and which are incorporated herein by reference. These Annual Reports were filed under the Company's former names, "Hortitech, Inc." and "MicroAccel, Inc.," and may be reviewed at the Commission's web site: www.sec.gov. See the Exhibit Index, Item 13 of this Report.

Business.
---------

     Other than seeking and investigating potential assets, properties or businesses to acquire, the Company has had no material business operations for approximately 10 years prior to the events discussed below.

     On October 15, 2001, the Company and Network Lifestyle Radio Corp., a Delaware corporation ("NLR"), signed a letter of intent under which the parties agreed to prepare a definitive agreement providing for the Company to acquire all of the issued and outstanding shares of common stock of NLR in exchange for the issuance of the Company's common stock. In connection with the letter of intent, the Company provided NLR bridge financing of $300,000, evidenced by a promissory note, at a fixed annual rate of 10%, payable on demand, but not later than 90 days from the date of the advance. The Company subsequently provided NLR with a second bridge loan of $200,000, as evidenced by a demand promissory note at a fixed annual rate of 10%. Subsequent to the period covered by this Report, but prior to the closing of the NLR acquisition as discussed below, the Company advanced an additional $340,000 to NLR. Michael C. Woodman, the Chief Executive Officer and President of NLR, personally guaranteed the bridge loans.

     Under the terms of the letter of intent, the Company agreed to reverse split its issued and outstanding shares of common stock in the ratio of one new share for each old share of common stock. This reverse split was effectuated on December 21, 2001. On December 31, 2001, 4,961,900 shares of the Company's common stock were issued and outstanding. Unless otherwise indicated, all figures herein take into account the reverse split.

     In accordance with the terms of the letter of intent, on February 28, 2002, which is subsequent to the period covered by this Report, the Company, NLR and the 46 stockholders who collectively owned 99.65% of NLR's issued and outstanding shares (the "NLR Stockholders") executed a Share Exchange Agreement by which the Company acquired 99.65% of NLR's issued and outstanding shares in exchange for the issuance of 11,614,133 "unregistered" and "restricted" shares of the Company's common stock to the NLR Stockholders.
The Company also agreed to use its best efforts to file a resale registration statement with the Securities and Exchange Commission to register these shares, with the exception that the Company would register only 1,222,400 of the 3,518,400 shares issued to Michael C. Woodman, and 200,000 of the 1,200,000 shares issued to Dean Mailey.

     As a result of the Share Exchange Agreement, NLR became a 99.65%-owned subsidiary of the Company and the NLR Stockholders became the holders of approximately 70% of the Company's issued and outstanding shares of common stock. On March 13, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the material terms of the Share Exchange Agreement and the Company's acquisition of NLR, which Form 8-K is incorporated herein by reference. The Form 8-K was amended on March 27, 2002, and this amended Form 8-K is also incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

     Upon the closing of the Share Exchange Agreement, Suzanne L. Wood resigned as President of the Company and Coreena Hansen resigned as its Secretary/Treasurer. Immediately thereafter, Michael C. Woodman was appointed Chief Executive Officer, President and director of the Company, and Dean Mailey was appointed Chief Operating Officer and director.

     In connection with the acquisition of NLR, the Company's Board of Directors and the holders of 52.7% of its issued and outstanding shares of common stock voted to change the Company's name to "Health Anti-Aging Lifestyle Options, Inc." On March 1, 2002, the Company filed with the Utah Division of Corporations Articles of Amendment effecting this name change, effective as of March 18, 2002. A copy of these Articles of Amendment is attached hereto and incorporate herein by reference. See the Exhibit Index,
Item 13 of this Report.

     Effective February 28, 2002, the Company's Board of Directors voted to adopt the 2002 Stock Option Plan (the "Option Plan"), by which the Company was authorized to grant options to purchase up to 2,500,000 shares of its common stock. No option may be exercised until: (i) the Company has filed a Form 8-A with the Securities and Exchange Commission and the Form 8-A has become effective; (ii) the Option Plan has been ratified by the Company's stockholders; and (iii) the Company has filed with the Commission a Registration Statement on Form S-8 to register the shares underlying the options. As of March 1, 2002, the Company had granted options to purchase 1,690,000 shares of the Company's common stock at prices ranging from $0.90 per share to $2.50 per share. See Item 10 of this Report.

     Also on February 28, 2002, the Company advanced to Click2rewards.com, Inc., $26,100 in connection with the Company's acquisition of certain hardware and proprietary software to be used in NLR's business. We are obligated to pay an additional $78,300 within 12 months and to issue 150,000 shares of our common stock.

     Following the closing of the Share Exchange Agreement, the Company's operations became those of NLR, its 99.65%-owned subsidiary. NLR, through its wholly-owned subsidiaries, Network Lifestyle Radio (Canada) Corp., a Canadian corporation ("NLR Canada"), and HALO.TV, Inc., a Nevada corporation ("HALO"), is developing an innovative business concept that is designed efficiently and rapidly to bring to market unique health and wellness products and services using a marketing strategy that features a combination of broadcast media, the internet and an enhanced direct selling model. NLR will initially focus on marketing products in the rapidly growing health, wellness and anti-aging industry. NLR's mission is to build a multi-media marketing company that uses celebrities and key strategic partners to merchandise products, services and sales tools through traditional and new marketing channels.

     HALO will focus initially on marketing products to the health, wellness and anti-aging industry. HALO has identified and is in the process of negotiating exclusive arrangements to represent world class, leading edge product lines. Retail sales are anticipated to be made through a national network of home-based entrepreneurs. HALO will assist in product branding and corporate awareness through the use of a converged multi-media strategy. This strategy will include a nationally syndicated radio show, live and archived webcasting and, eventually, television. The NLR/HALO converged media programming will be entertaining, educational, geared to branding of HALO and tailored to appeal to the home-based entrepreneur.

     NLR Business
      ------------

           General
           -------

     NLR's products are anticipated to be marketed through several marketing avenues and will include the establishment of a hybrid direct marketing system. This system enables NLR's independent sales force, consisting of independent HALO lifestyle consultants or "Distributors" to earn commissions and bonuses selling NLR products to retail consumers or building sales organizations of other Distributors. In general, NLR will identify sales leaders with experience and recruit them to the NLR business. These experienced "field leaders" will then set about the process using the NLR direct sales income generation plan and NLR's product offering to recruit others to the business.

      Management believes that NLR's direct sales system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and Distributors. NLR's direct sales system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment.

          Business Strategy
          -----------------

     NLR plans to develop and capitalize on a marketing and distribution platform, which consists of the following principal elements:

     Product Offerings. NLR is committed to procuring and offering new and unique products and introducing such products into markets where they are not currently offered. The timely introduction of new, high quality products is anticipated to create sales opportunities for Distributors, and will also serve to generate enthusiasm among Distributors and provide them with promotional opportunities to sell NLR products.

     Sales and Motivational Training. NLR intends to create sales opportunities through its direct sales system by using extensive training and motivational programs. NLR also intends to hold product launches, lectures, seminars and numerous training and motivational programs designed to encourage, train and motivate members of NLR's direct sales system. In addition, NLR intends to offer these training programs through various methods of telecommunication, including broadcast faxes, pre-recorded telephone message services, infomercials, radio broadcasts and live teleconferences, webcasts, and will seek to expand the motivational and training programming and audience of HALO.TV, a wholly-owned subsidiary of NLR.

          Product Overview
          ----------------

     NLR's primary goods and services are expected to include the following:

     1. Goods: Herbal supplements, nutritional supplements, vitamin and mineral supplements; skin care preparations; anti-aging products; live and pre-recorded analog and digital content provided on audio tapes, video tapes, CD's, DVD's and websites; books, magazines and brochures.

     2. Services: Production, broadcasting, distribution and sale of informational, educational and entertainment programs via radio, television, and the internet , in the fields of health, diet, fitness and anti-aging; the sale of herbal supplements, nutritional supplements, vitamin and mineral supplements; skin care preparations; anti-aging products and services; live and pre-recorded analog and digital content provided on audio tapes, video tapes, CD's and DVD's and websites; books, magazines and brochures, through direct sales agents.

     NLR intends to act as a Distributor for products manufactured by existing companies. NLR intends to enter into sales and distribution arrangements with these companies, to distribute products that satisfy regulatory requirements within NLR's direct sales system that are complementary to NLR's basic product line.

     Food and Dietary Supplements. NLR's food and dietary supplements are anticipated to include a variety of products, each containing herbs, vitamins, minerals and other natural ingredients. Product lines are being developed specifically for the needs of mature adults, athletes, children, women and men.

     Personal Care Products. NLR intends to offer a personal care product line which is anticipated to include skin lotions, facial creams, and other skin care and related products; hair care products and oral care products.

     Anti-Aging Products. NLR intends to focus on the area of anti-aging products and intends to develop cooperative relationships with health care professionals and nutritional experts knowledgeable in the area of slowing and/or reversing the aging process to assist with the review and assessment of anti-aging product lines. NLR intends that these professionals will assist NLR in marketing products specifically designed to impact aging by providing credibility testimonial support.

     Educational and Promotional Materials. NLR also expects to develop and sell startup kits, which an individual must purchase in order to become a Distributor, as well as other educational and promotional materials. Such materials include sales aids, informational videotapes and cassette recordings, CDs, and DVDs.

     Product Procurement. All of NLR's products are expected to be manufactured by outside companies.

     NLR's ability to penetrate the market and sustain satisfactory levels of sales is expected to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products, on an exclusive basis, for introduction into NLR's markets. While NLR expects to obtain similar products from alternative manufacturers in the future, there can be no assurance that there will not be some disruption in NLR's business from time to time as NLR procures products from alternative manufacturers.

     NLR intends to acquire exclusive rights to substantially all of its food and dietary supplements, personal care and anti-aging products. However, there can be no assurance that another company will not replicate the products NLR procures or that such exclusive rights will be available on acceptable terms, if at all.

     HALO entered into an initial two-year exclusive distribution agreement with Complete Cosmetics, Inc., owned and managed by Ms. Colleen Moon, former head product trainer for Merle Norman cosmetics to distribute Complete's anti-aging skin care product line worldwide.

     NLR and HALO have entered into a letter of intent dated December 19, 2001 with Ultracare Laboratories Inc., under which Ultracare has agreed to formulate, manufacture and package 14 products for NLR and HALO. HALO will initially market UltraPlus and Cosmotanical products as co-branded products under the terms of the letter of intent.

     NLR Canada and HALO are currently negotiating agreements with Lifetech Resources LLC. Lifetech Resources is a company which formulates and manufactures products in the area of nutrition, anti-aging and skin care. NLR Canada anticipates that Lifetech will provide HALO with a number of exclusive product formulations with leading edge delivery systems such as a sub-lingual delivery for nutritional products and an enhanced liposome delivery for skin care products. One of the first products that HALO intends to feature from Lifetech is its anti-aging human growth product developed by the head of Oncology at UCLA, Dr. Samuel Bernal, M.D., Ph.D. Dr. Bernal is also expected to provide endorsements and peer review materials which will be used in the marketing of this product.

     Product Return and Buy-Back Policies. All of NLR's products will include a customer satisfaction guarantee. Within 30 days of purchase, any customer who is not satisfied with an NLR product for any reason may return it or any unused portion to the company for a full refund. In most jurisdictions, NLR may be required to maintain a buy-back program pursuant to which it will repurchase products sold to a Distributor provided that the Distributor resigns as a company Distributor, returns the product in marketable condition within twelve months of original purchase, and meets certain documentation and other requirements. NLR believes this buy-back policy will address a number of the regulatory compliance issues pertaining to network marketing systems.

          Marketing and Promotion
          -----------------------

     One aspect of the HALO marketing strategy is the plan to establish a nationally syndicated radio show in the United States called HALO radio. HALO radio is designed to be an hour long, interview-style program that will interview high profile athletes, product innovators, health care professionals and business people on the subjects of "Health, Anti-Aging, Lifestyle and Options" (HALO). The program is not an infomercial but rather an entertaining and educational health, wellness and business show. HALO President and CEO, Michael C. Woodman (a/k/a Jesse Dylan), will host the program, and HALO will control the content of the one-hour radio show.

     NLR entered into a Program Affiliation Agreement dated November 8, 2001, with a leading radio program syndication Independent Radio Services LLC, d/b/a Weekend Radio Network (WRN). Under the terms of the Program Affiliation Agreement, WRN began broadcasting HALO's show each week beginning on Sunday, December 2, 2001 at 10 a.m. P.S.T. NLR agreed to pay TRM a monthly fee of $10,000 and receives seven minutes of commercial air time during each HALO show, which HALO may sell or use to promote its products. The HALO radio network was launched on 63 radio stations across the United States.

     HALO is targeting radio stations that are news/talk stations catering to a listening audience of adults aged 35 and older, upwardly mobile, with an above-average income. HALO may choose to "seed" the radio network with purchase of radio in other strategic markets not covered under the initial syndication. HALO Radio will broadcast advertisements for the HALO products under the syndication agreement.

          Direct Sales Marketing System
          -----------------------------

     NLR's products are anticipated to be distributed through a direct sales marketing system consisting of an extensive network of Distributors. Distributors are generally independent contractors who purchase products directly from NLR. In some instances, Distributors may sell and ship Product directly to retail customers. Distributors may elect to work on a full-time or part-time basis. NLR believes that its direct sales marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its Distributors therefore work on a part-time basis. NLR believes that its direct sales marketing system is ideally suited to marketing its products because sales of such products are strengthened by ongoing personal contact between retail consumers and Distributors. NLR encourages its Distributors to use NLR's products and to communicate the results of their use of such products to their retail customers.

     Distributors' earnings are expected to be derived from several sources. First, a Distributor new to NLR's network system will receive up to 20% commission paid on all retail sales to customers. Secondly, a Distributor who desired to build an active HALO business will be encouraged to share the HALO business opportunity with other entrepreneurs who in turn will do the same. A
HALO Distributor will be paid bonuses   up to 50% of the available bonus on a
given product sale on the sales volume from their first five generations of sponsorship. Thirdly, a Distributor will be paid a generation bonus on his or her entire "downline" business volume. And fourthly, the HALO Distributor will be paid on a pro-rata share of a bonus pool on the business volumes of the entire company.

     NLR may modify the proposed compensation plan described above as desirable to best suit NLR's business strategy. Although NLR intends to establish a system of compensation that attracts Distributors, there can be no assurance that NLR will successfully attract or retain Distributors.

     Distributors will be responsible for the majority of retail sales. To become a Distributor, a person must be sponsored by an existing Distributor, or sign on directly through the Internet, quoting an existing Distributor's reference number so that "downlines" can be properly built and commissions calculated. Each Distributor must purchase a startup kit from NLR. NLR intends to maintain a computerized system for processing orders and calculating commission payments enabling it to remit such payments promptly to Distributors. NLR believes that prompt remittance of commissions will be vital to maintaining a motivated network of Distributors and that its Distributors' loyalty to NLR will be enhanced if NLR consistently makes commission payments on a scheduled basis.

          Geographic Rollout Strategy
          ---------------------------

     General. NLR is a start up business, which means that it will be required to invest a substantial amount of resources in developing new markets and recruiting Distributors. NLR believes that a significant factor affecting its ability to penetrate markets will be to focus its efforts on developing strong sales organizations and marketing unique product lines that provide attractive business opportunities to Distributors. NLR's initial rollout strategy is based on generating sales organizations, which promotes capitalization among Distributors. NLR also intends to build a strong management and distribution system to ensure that adequate Distributor support services and other Company systems are in place to support future growth.

     New Market Expansion Program. NLR intends to complete a structured and thorough analysis of potential new markets, including analysis of regulatory conditions, product approval procedures, competitive forces, synergies between new and existing Distributor presence or interest in new markets, before selecting markets to enter. NLR has engaged legal counsel with expertise in the direct sales network marketing industry to assist NLR in ensuring that its direct sales marketing system complies with all applicable regulations.

     Following completion of the regulatory compliance phase, NLR intends to undertake the steps necessary to meet the operational requirements of the new market. NLR intends to develop a centralized ordering system. Product is expected to be shipped to the purchaser from a contracted fulfillment center.

     Although NLR intends to establish a direct sales system for its products, there can be no assurance that NLR can enter markets or develop its sales system on a timely basis, if at all, or that such markets will prove to be profitable. Regulatory and legal barriers must be overcome before NLR can begin to establish its marketing and sales organization. In addition, implementation of NLR's rollout strategy require substantial working capital and capital expenditures.

          Strategic Consulting Agreement
          ------------------------------

     NLR has entered into a Consulting Agreement with Interfair
Aktiengesellschaft, a Liechenstein corporation, for consulting services related to strategic development. Under the terms of the Consulting Agreement, Interfair will provide NLR with the following services for a period of five years:

  (a) organizing the recruitment, training and general development of NLR's direct marketing sales force and network;

  (b) assisting in the development of an over-all business strategy to generate a direct marketing sales force on a worldwide basis in compliance with domestic and foreign laws and regulatory requirements;

  (c) developing a strategic marketing and product rollout strategy on a worldwide basis;

  (d) developing strategic business relationships on a partnership, joint venture or other basis with health and wellness product manufacturers and suppliers in North America, Europe and the Pacific Rim;

  (e) assist in developing corporate sales policies and procedures in compliance with domestic and foreign laws and regulatory requirements;

  (f) assist in developing product procurement policies and administration of a product labeling, packaging and licensing program in compliance with domestic and foreign laws;

  (g) assist in the recruitment of executive management for worldwide sales network, including establishing regional offices and distribution centers; and

  (h) providing strategic advice as may be reasonably be requested by NLR's board of directors.

     NLR will pay Interfair a fee equal to 2% of NLR's Gross Profit for a period of 10 years from the date of this Consulting Agreement. A copy of the Consulting Agreement with Interfair is attached hereto and incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

          Regulation
          ----------

     General. In both the United States and Canada, NLR and its subsidiaries are subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of NLR's products; (2) product claims and advertising (including direct claims and advertising by NLR as well as claims and advertising by Distributors, for which NLR may be held responsible); (3) NLR's direct sales marketing system;
(4) transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties; and (5) taxation of Distributors, which in some instances may impose an obligation on NLR to collect the taxes and maintain appropriate records.

     Products. NLR intends to acquire its products from established manufacturers, with experience in manufacturing, packaging, labeling and regulatory compliance. The formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of NLR's products may be subject to regulation by one or more governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the United States Postal Service. NLR's activities are also regulated by various agencies of the states, localities and foreign countries in which NLR's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of foods, dietary supplements and OTC drugs, such as those distributed by NLR. FDA regulations require NLR and its suppliers to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP's for dietary supplements have yet to be promulgated but are expected to be proposed.

     The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, NLR believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make certain types of statements on dietary supplements, including certain product performance claims, must have substantiation that such statements are truthful and not misleading.

     Certain of the products marketed by NLR may be classified as dietary supplements under the FFDCA. In addition, the adoption of new regulations in the United States or in Canada, or changes in the interpretation of existing regulations, could have a material adverse effect on NLR. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover: (1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (4) notification procedures for statements on dietary supplements; and (5) pre-market notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November 1997, while the new labeling requirements became effective in March 1999. The manufacturers of NLR's products may be required to continue an ongoing program of securing substantiation of product performance claims and of notifying the FDA of certain types of performance claims made for such products. The FDA may object to certain proposed performance claims by way of "courtesy letters" to these manufacturers.

     In addition, in certain markets, including the United States and Canada, claims made with respect to weight management, dietary supplement, personal care or other products distributed by NLR may change the regulatory status of the products. In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of the products distributed by NLR place those products within the scope of an FDA "over-the-counter" (OTC) drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA.
In the event that the FDA asserted that product claims for other products caused them to fall within the scope of OTC monographs, NLR or the manufacturer may be required either to comply with the applicable monographs or change the claims made in connection with the products. There can be no assurance that NLR could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product.

     As a Distributor of food and dietary supplements and other products that are ingested by consumers, NLR is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action.

     Some of the products anticipated to be marketed by NLR may be considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition, Labeling and Education Act ("NLEA"), and regulations promulgated thereunder, which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product.

     The FTC, which exercises jurisdiction over the advertising of dietary supplement and other products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which may be utilized by NLR. There can be no assurance that the FTC will not question NLR's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of NLR, to increased surveillance of Distributors to ensure compliance with the principles set forth in the guide.

     Regulators may assert that NLR is, responsible for its Distributors' conduct, or such regulators may request or require that NLR take steps to ensure its Distributors' compliance with regulations. The types of regulated conduct may include, among other things, representations concerning NLR's products, income representations made by NLR and/or Distributors, public media advertisements and sales of products in markets in which such products have not been approved, licensed or certified for sale. In certain markets, it is possible that improper product claims by Distributors could result in NLR's products being reviewed or re-reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, certain labeling changes might be required.

     NLR will attempt to educate its Distributors as to the scope of permissible and impermissible activities in each market. NLR will also investigate allegations of Distributor misconduct. However, NLR's Distributors are independent contractors, and NLR will not be able to monitor directly all Distributor activities. As a consequence, there can be no assurance that NLR's Distributors comply with applicable regulations. Misconduct by Distributors could have a material adverse effect on NLR in a particular market or in general.

     NLR is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future.

     Direct Sales Marketing System. NLR's direct sales marketing system is expected to be subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to direct selling organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which Distributors may earn royalties on sales generated by Distributors that were not directly sponsored by the Distributor. Where required by law, NLR will attempt to obtain regulatory approval of its direct sales marketing system or, where such approval is not required, the favorable opinion of counsel as to regulatory compliance. However, NLR remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by NLR to comply with these regulations could have a material adverse effect on NLR in a particular market or in general.

     NLR is also subject to the risk of private party challenges to the legality of its direct sales marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition Distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. It will be an ongoing part of NLR's business to monitor and respond to regulatory and legal developments, including those that may affect its direct sales marketing system. However, the regulatory requirements concerning network and direct sales marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to NLR's direct sales marketing system could have a material adverse effect on NLR. Among other things, such a determination could require NLR to make modifications to its direct sales marketing system, result in negative publicity or have a negative impact on Distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving NLR, could have a material adverse effect on NLR.

     In Canada, NLR's network marketing system is regulated by both national and provincial law. Under Canada's Federal Competition Act, NLR must make sure that any representations relating to associate compensation made to prospective associates constitute fair, reasonable and timely disclosure and that it meets other legal requirements of the Federal Competition Act. NLR will submit it's compensation plan for review by the appropriate Canadian authorities. All Canadian provinces and territories other than Ontario have legislation requiring that NLR register or become licensed as a direct seller within that province. Licensing is designed to maintain the standards of the direct selling industry and to protect the consumer. Some provinces require that both NLR and its associates be licensed. NLR will seek to obtain licensing and registration where required.

     Compliance Procedures. As indicated above, NLR, its products and its direct sales marketing system are subject, both directly and indirectly through Distributors' conduct, to numerous federal, state and local regulations both in the United States and Canada. NLR intends to begin to institute formal regulatory compliance measures by developing a system to identify potential regulatory issues.

     In order to comply with regulations that apply to both NLR and its Distributors, NLR plans to conduct considerable research into the applicable regulatory framework (typically, with the assistance of local legal counsel and other representatives) prior to entering any market to identify all necessary licenses and approvals and applicable limitations on NLR's operations in that market. NLR plans to devote substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. NLR also plans to research laws applicable to training materials and programs to provide Distributors with guidelines for operating a business, marketing and distributing NLR's products and similar matters, as required by applicable regulations in each market. NLR, however, may be unable to monitor its supervisors and Distributors effectively to ensure that they refrain from distributing NLR's products in countries where NLR has not commenced operations, and NLR does not plan on devoting significant resources to such monitoring.

     In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when NLR believes that it and its Distributors are initially in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which NLR is subject may be influenced by public attention directed at NLR, its products or its direct sales marketing system, so that extensive adverse publicity about NLR, its products or its direct sales marketing system may result in increased regulatory scrutiny.

     Competition
     -----------

     NLR is subject to significant competition for the recruitment of Distributors from other marketing organizations, including those that market health, wellness, weight management products, food and dietary supplements and personal care products, as well as other types of products. Some of NLR's competitors are substantially larger and have available considerably greater financial resources than NLR. NLR's ability to remain competitive depends, in significant part, on NLR's success in recruiting and retaining Distributors through an attractive compensation plan and other incentives. NLR believes that its compensation and incentive programs, designed by one of the industry's leading consultants in the area of income generation programs will provide its Distributors with significant earning potential. However, there can be no assurance that NLR's programs for recruitment and retention of Distributors will be successful.

     In addition, the business of marketing health, wellness, anti-aging, food and dietary supplement and personal care products is highly competitive. Thus market segment includes numerous manufacturers, Distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, NLR's ability to remain competitive depends in part upon the successful introduction of new products.

     Employees
     ---------

     As of December 31, 2001, NLR and its subsidiaries had 8 employees, all of whom were based in Vancouver, British Columbia. NLR anticipates that it will hire an additional 10 employees during the next twelve months, subject to receiving sufficient funding.

     Consulting Agreements
     ---------------------

     NLR has entered into the following consulting agreements:

     NLR has a consulting agreement dated November 1, 2001 with Dr. Francis Lynch. Under the terms of the consulting agreement, Dr. Lynch will provide NLR consulting services related to (i) marketing and promoting NLR's business;
(ii) marketing and recruiting Distributors; and (iii) assisting NLR in the developing and executing its business plan. NLR has agreed to pay Dr. Lynch a consulting fee of $10,000 per month for his services and to grant Dr. Lynch incentive stock options exercisable to acquire 60,000 shares at a price to be determined. The agreement was amended to allow the Company to assume the obligation to grant the options to the consultant. The term of the consulting agreement is six months, unless terminated earlier by written notice. A copy of the Consulting Agreement with Mr. Lynch is attached hereto and incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

     Effective as of January 1, 2002, NLR executed a Consulting Agreement with Click2Rewards.com, Inc., under which Click2Rewards agreed to provide NLR with consulting services relating to the promotion, marketing, operation and development of NLR's business. In exchange, NLR has agreed to pay Click2Rewards US$11,000 per month, in arrears, with the Company to grant to Click2Rewards an option to purchase up to 80,000 shares of its common stock at such price and with such vesting provisions as the Company's Board of Directors may determine. NLR has also agreed to pay to Click2Rewards (i) US$7.50 per initial sign-up of its technology package for a period of three years; (ii) US$3.00 per month for each web site hosted by NLR for its members, up to and including the 10,000th member, for a period of three years from the date of the Agreement; (iii) US$1.50 per month for each web site hosted by NLR for its members, up to and including the 25,000th member, for a period of three years from the date of the Agreement; and (iv) US$0.75 per month for each web site hosted by NLR for its members, for every member in excess of its 25,000th member, for a period of three years from the date of the Agreement.
A copy of the Consulting Agreement is attached hereto and incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

     Risks Related to NLR Business
     -----------------------------

     Following completion of the Share Exchange Agreement, the Company intends to operate the NLR-held business as its principal business. The following risks relate to NLR's business.

          Recently Organized Company and no Operating History
          ---------------------------------------------------

     NLR was formed in February of 1999 and is a company with limited operations and with no revenues. NLR has limited assets, no operating revenues, and its prospects of future profitable operations may be delayed or never realized. NLR may encounter difficulties that prevent it from operating NLR's business as intended or that will prevent NLR from doing so in a profitable manner. NLR's business must be evaluated in view of possible delays, additional expenses, and other unforeseen complications that are often encountered by new business ventures. The Company has acquired NLR for the purposes of developing the NLR business.

          Dependence on Ability to Secure Products and Recruit Distributors
          -----------------------------------------------------------------

     NLR is in the process of negotiating procurement agreements for its initial product offerings, although partnering efforts have not been completed. Consequently, there can be no assurance that NLR will be able to secure products to offer to customers to generate revenues. Nor can there be any assurance that NLR's efforts to secure products will be successful and generate revenue as planned. NLR's future success will depend on its ability to recruit, develop and motivate a direct selling force consisting of Lifestyle Consultants or "Distributors." As of the date of this Report, NLR has not recruited or entered into any agreements with any Distributors in order to sell and market products and services and generate revenue. There can be no assurance that NLR will successfully recruit or maintain a direct sales force, which would result in a material adverse effect on NLR's business, operating results and financial condition.

          Development Stage Company; Dependence on Relationships, Services and Systems Not Yet Developed
-------------------------

     NLR's technology design and partnering efforts have not been completed as of the date of this Report. Consequently, there can be no assurance that NLR's technical design and partnering efforts will be successful such that NLR will be able to offer multi-media marketing products and services to customers and such that NLR will be able to generate revenues. Nor can there be any assurance that NLR's development efforts will permit customers to utilize NLR's services and generate revenue as planned. NLR's future success will depend on its ability to utilize and contract with appropriate celebrities and other public figures and to develop key strategic partners in order to sell and market products and services relating to the health, wellness and anti-aging industry through the convergence of traditional and new marketing channels. In addition, NLR's future success will also depend in part upon its ability to design and implement its marketing and product delivery system in a timely manner and the ability of such system to provide value to customers and other strategic partners at an acceptable price. There can be no assurance that NLR will successfully develop or introduce its systems or technology in a timely manner, or that such systems and technology will achieve market acceptance. Any failure to design and implement working versions of NLR's multi-media based products and services to customers or other end-users on a timely basis and at a price acceptable to customers could have a material adverse effect on NLR's business, operating results and financial condition.

          Competition
          -----------

     Competitors vary in size and in the scope and breadth of the products and services offered. NLR, and its proposed operating business, expects competition from a number of sources, including other companies providing products and services in the health, wellness and anti-aging industry to consumers by means of a direct sales force, the internet and other marketing systems. In addition, NLR expects additional competition from other established and emerging companies as the process and mechanics of marketing products and services through multi-media capabilities continues to develop and expand. Increased competition may result in reductions in the fees charged to end-users, reduced gross margins and loss of market share, any of which could materially adversely affect NLR's business, operating results and financial condition. Many of NLR's current and potential competitors have significantly greater financial, marketing or other resources than NLR. As a result, they may be able to devote greater resources to the marketing and sale of their products and services than NLR. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to better address the needs of NLR's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that NLR will be able to compete successfully against current and future competitors or that competitive pressures faced by NLR will not materially adversely affect its business, operating results and financial condition.

          Unproven Acceptance of Business Model
          -------------------------------------

     NLR anticipates that it will generate revenue in a variety of ways, as discussed in this Report. There can be no assurance that sufficient numbers of customers will make use of NLR's intended products or related services, and thus NLR may not be able to generate the revenues necessary to remain a going concern. There can be no assurance that NLR's strategy will become or remain a viable vehicle for the marketing of products and services in the health, wellness and anti-aging industry. If NLR's business model or strategies do not become viable or effective, NLR's business, financial condition and results of operations would be materially and adversely affected.

          Capacity Constraints and System Disruptions; Reliance on Third-Party Systems
-------

     The satisfactory performance, reliability and availability of NLR's products and services are critical to attracting customers and maintaining relationships with business partners and customers. System interruptions that result in the inability of NLR to receive or process purchases, or that disrupt the delivery of value-added services could reduce the attractiveness of NLR's services to business partners and customers. NLR may experience such system interruptions from time to time. In addition, NLR expects that it will depend on a limited number of suppliers for certain key technologies used to manage its inventory and sales. There can be no assurance that NLR will be able to expand its network infrastructure on a timely basis to meet increased demand or that key technology suppliers will continue to provide NLR with products and services that meet NLR's requirements. Any increase in system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on NLR's business, financial condition and results of operation.

          Uncertain Ability to Manage Growth and Expansion; Addition of Qualified Personnel
-------------------

     Due to the nature of the industry and the size of the potential interest by potential customers in NLR's market space, rapid growth in the scope of operations is anticipated. This growth will require additional personnel, and have associated higher levels of operating expenses. In order to manage these operations effectively, NLR will need to continuously implement and improve its operational, financial, and management information systems, as well as manage customer service, personnel and business systems. NLR's ultimate success may be dependent in large part upon its ability to attract and retain additional personnel in such areas as scientific development, financial management, direct selling, customer service and business development. There can be no assurance that suitable persons for such areas can be located or retained, or that NLR will successfully meet the other challenges imposed by rapid growth. The failure to attract and retain sufficient personnel, or to otherwise adequately manage its operational, financial, and other systems could have a material adverse effect on NLR's business, operating results and financial condition.

          Product Liability
          -----------------

     The sale and support of products by NLR may entail the risk of exposure to product liability claims. A product liability claim brought against NLR may entail the risk or a third party that NLR is required to indemnify, whether with or without merit, could have a material adverse effect on NLR's business, operating results, and financial condition. NLR does not currently carry insurance coverage for product liability claims.

          Regulation
          ----------

     In both the United States and in foreign markets, NLR's marketing, sales and distribution of certain health, wellness and anti-aging products may be subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, including, but not limited to, regulations pertaining to (a) the formulation, packaging, labeling, distribution, importation, sale and storage of NLR's products; and (b) product claims and advertising. In particular, NLR's formulation, packaging, labeling, distribution, importation, sale and storage of certain products may be subject to regulation by one or more of the following United States governmental agencies: the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. NLR's activities may also be regulated by various agencies of the states, localities and foreign countries in which NLR's products are marketed, distributed and sold or in which NLR markets, distributes or sells the products or services of others. Meanwhile, NLR's advertising and marketing of certain products may be subject to the Nutrition, Labeling and Education Act. As of the date of this Memorandum, NLR has not determined the extent to which its activities may be governed by such regulations and laws. NLR is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders would have on its business in the future. Furthermore, regulatory changes in a particular market and the changes in NLR's operations that would be necessitated to maintain compliance with such changes could result in NLR experiencing a material reduction in sales in such market. NLR's failure to comply with such regulations or laws could result in, among other things, NLR being enjoined from marketing, distributing or selling a particular product, which may have a material adverse effect on NLR's business, operating results and financial condition.

          Dependence Upon Key Personnel
          -----------------------------

     NLR's future success will depend to a significant degree on the efforts of key personnel, including Michael C. Woodman (a.k.a. Jesse Dylan) and Dean Mailey. The loss of services of any of these key personnel could have a material adverse effect on NLR. NLR does not currently maintain "key man" life insurance policies on any executive officer.

Item 2.  Description of Property.
         ------------------------

     Other than cash on hand of $2,519,747, at December 31, 2001, the Company had virtually no assets, property or business. Its principal executive office address and telephone number were those of its then-President, Suzanne L. Wood. Fees for the use of these items were payable to a company controlled by Ms. Wood. During the calendar year ended December 31, 2001, total fees in this regard were $43,136. This figure also included secretarial services and management fees.

     NLR leases its executive offices, located at 2461 Bellevue Avenue, West Vancouver, BC Canada V7V 1E1. This facility consists of approximately 1590 square feet. The term of the lease is from October 1, 2000, through September 30, 2003, at a rent of approximately US$1,548.21 per month in the first year; US$1,757.43 per month in the second year; and US$2,008.49 per month in the third year.

     NLR has additional operational offices consisting of approximately 1000 square feet, which are located at #302, 1228 Hamilton Street, Vancouver, BC Canada V6B 6L2. These offices are leased for a period of six months, ending May 31, 2002, with an option for an additional six months on the same terms and conditions. Rent on this facility is approximately US$1,484.26 per month.

Item 3.  Legal Proceedings.
         ------------------

     Neither the Company, NLR, nor any of its subsidiaries is a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company, NLR, or any of its subsidiaries. No director, executive officer or affiliate thereof or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report. However, effective as of February 28, 2002, the holders of 8,754,100 shares, representing approximately 52.6% of the Company's then issued and outstanding common stock, consented in writing to the amendment of the Company's Articles of Amendment to change its name to "Health Anti-Aging Lifestyle Options, Inc." The non-consenting stockholders were mailed a notice disclosing this action in accordance with applicable provisions of Utah law. See the caption "Business" of this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information                                                  --
-----------------

     There is no "established trading market" for shares of the Company's common stock. Prior to March 18, 2002, the Company's common stock was quoted on the OTC Bulletin Board of the NASD under the symbol "MROA." As of March 18, 2002, its common stock began to be quoted under the symbol "HLOI."

     No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

     The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31, 2001, and 2000, is shown below. Prices are inter-dealer quotations as reported by Pink Sheets, LLC (formerly known as the "National Quotation Bureau") and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS
                                                    BID
Quarter ended:                             High               Low
--------------                             ----               ---
March 31, 2000                             8.1875            1.875
June 30, 2000                              1.625             0.5625
August 14, 2000                            1.09375           0.5625
September 30, 2000(1)                      2.00              0.625
December 31, 2000(1)                       1.00              0.375
March 31, 2001(1)                          0.44              0.25
June 30, 2001 (1)                          0.37              0.26
September 30, 2001 (1)                     0.28              0.20
December 20, 2001 (1)                      0.50              0.50
December 31, 2001 (1), (2)                 1.01              0.95


     (1) These quotes take into account a one for two reverse split that took effect August 15, 2000.

     (2) These quotes take into account a one for two reverse split that took effect December 21, 2001.

     The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any "established trading market" that may develop in the shares of common stock of the Company. See the caption "Business" of this Report.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 203. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------


                     Date                 Number of        Aggregate
     Name            Acquired             Shares (1)       Consideration
     ----            --------             ------           -------------
Aton Select Fund     1-25-00             250,000 (2)         $4,000,000
Limited

46 stockholders of    2-28-02            11,614,133          (3)
NLR


        (1) Retroactively reflects a reverse split of the Company's common stock in the ratio of one for two, which became effective August 15, 2000, and another reverse split in the ratio of one for two, which was effected on December 21, 2001.

        (2) These shares were issued under the Company's private placement of up to 1,000,000 pre-split "unregistered" and "restricted" shares of common stock at a price of $4 per share.

        (3) These shares were issued to the stockholders of NLR in consideration of an equal number of NLR shares, pursuant to the Share Exchange Agreement. See the caption "Business" of this Report.

     All of these shares were issued in reliance upon exemptions from registration available under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D and/or Regulation S promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     Prior to its reorganization with NLR, the Company had not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to carry out the business operations of NLR as discussed under the caption "Business" of this Report.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Utah and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company had no material business operations in the two most recent calendar years, or since the abandonment of its unsuccessful business operations over 10 years ago.

     At December 31, 2001, the Company had total assets of $2,519,747, as compared with total assets of $3,148,430 at December 31, 2000. See the Index to Financial Statements, Item 7 of this Report.

     The Company is classified as a development stage enterprise. It received revenues of $76,011 for the year ended December 31, 2001, as compared to revenues of $114,098 for the year ended December 31, 2000. In both years, all revenue was interest income. The Company incurred general and administrative expenses of $129,034 and $306,638 during the years ended December 31, 2001, and 2000, respectively. Net losses during these years were $137,987 and $192,540 in these years, respectively. See the Index to Financial Statements,
Item 7 of this Report.

     In compliance with its reporting obligations in connection with the closing of the Share Exchange Agreement, the Company will timely file with the Securities and Exchange Commission audited financial statements of NLR and pro forma financial statements taking into account the NLR acquisition.

Liquidity.                                                                -
---------

     The Company had cash resources of $2,519,747 and $3,061,032, respectively, at December 31, 2001 and 2000. Management believes that its current cash on hand will be sufficient to meet its expenses during the next 12 months.

Item 7.  Financial Statements.
         ---------------------

         Financial Statements for the years ended December 31, 2001 and 2000

             Independent Auditors' Report

             Balance Sheet - December 31, 2001 and 2000

             Statement of Operations for the years ended December 31, 2001 and 2000 and from inception of development stage on November 29, 1989, through December 31, 2001

             Statement of Stockholders' Equity for the years from inception to December 31, 2001

             Statements of Cash Flows for the years ended December 31, 2001 and 2000 and from inception of development stage on November 29, 1989, through December 31, 2001

             Notes to the Financial Statements

                                MICROACCEL, INC.
                       (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
MicroAccel, Inc.

We have audited the accompanying balance sheet of MicroAccel, Inc. (a development stage enterprise) as at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroAccel, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise, has to date not established any revenues or business operations, and will likely be required to rely upon the issuance of stock for its financing requirements until self-sufficient business operations can be attained. These factors, together raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative figures for the 2000 fiscal year are based upon financial statements reported on by another firm of auditors, who expressed an opinion without reservation in their report dated March 9, 2001.

Vancouver, Canada
February 28, 2002                               /s/ Hoogendoorn & Company

                                                CHARTERED ACCOUNTANTS

MICROACCEL, INC.
(A Development Stage Enterprise)

BALANCE SHEET
U.S. Dollars

As at December 31,                                2001             2000
                                   ASSETS

                                          $                 $
CURRENT
 Cash                                       2,519,747          3,061,032
 Advances and prepaid expenses                     -              87,397

                                            2,519,747          3,148,429
NOTE RECEIVABLE                                    -                   1

                                            2,519,747          3,148,430

                                 LIABILITIES
CURRENT
 Accounts payable and accrued liabilities      36,729             27,425

                           STOCKHOLDERS' EQUITY

COMMON STOCK

 Authorized:
  200,000,000  shares, $0.001 par value

 Issued and outstanding:
  4,961,900  shares (2000: 4,961,543)           4,962              4,962

ADDITIONAL PAID-IN CAPITAL                  4,401,003          4,401,003

ADVANCES UNDER SHARE EXCHANGE
AGREEMENT (NOTE 5)                           (500,000)                -

DEFICIT ACCUMULATED PRIOR TO
 NOVEMBER 29, 1989                           (213,710)          (213,710)

DEFICIT ACCUMULATED DURING THE
 DEVELOPMENT STAGE                         (1,209,237)        (1,071,250)
                                            2,483,018          3,121,005
                                            2,519,747          3,148,430

       See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(A Development Stage Enterprise)

STATEMENT OF OPERATIONS
U.S. Dollars
                                                              Cumulative
                                                                From
                                                             Inception of
                                                             Development
                                                              Stage on
                                                             November 29,
                               For the Years Ended           1989 Through
                                  December 31,               December 31,
                              2001           2000                2001
                              $              $               $
REVENUE
 INTEREST INCOME                 76,011         114,098          190,109

GENERAL AND ADMINISTRATIVE
 EXPENSES                      (129,034)       (306,638)        (964,383)

LOSS ON ADVANCES AND NOTES
 NOTES RECEIVABLE               (84,964)             -          (434,963)

NET LOSS                       (137,987)       (192,540)      (1,209,237)

BASIC LOSS PER SHARE               0.03            0.04

WEIGHTED AVERAGE NUMBER OF
 SHARES                       4,961,900       4,940,709

       See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
U.S. Dollars
                                                                  Additional
                                         Common       Stock        Paid-in
                                         Shares       Amount       Capital

Balance, October 24, 1986                      -    $     -      $       -

Issue of common stock to officers and
 directors at $20.00 per share               250          -             5,000

Net loss for the year ended
 December 31, 1986                             -          -              -

Balance, December 31, 1986                    250         -             5,000

Issue of common stock to
   public at $1,000.00 per share              150         -           150,000

Less stock offering cost                       -          -           (19,880)

Issue of common stock in
   exchange for subsidiary                     68         -               500

Issue of common stock for
   services rendered at approximately
   $20.00 per share                           126         -             2,527

Issue of common stock by private
   placement at $50.00 per share            1,512          2           75,561

Net loss for the year ended
   December 31, 1987                           -          -                -

Balance, December 31, 1987                  2,106          2          213,708

Net loss for the year ended
   December 31, 1988                           -          -                -

Balance, December 31, 1988                  2,106          2          213,708

Net loss for the year ended
   December 31, 1989                           -          -                -

Balance, December 31, 1989                  2,106          2          213,708

Contribution of capital                        -          -                35

Net loss for the year ended
   December 31, 1990                           -          -                -

Balance, December 31, 1990                  2,106          2          213,743

<CONTINUED>
                                       Deficit     Deficit
                                     Accumulated   Accumulated     Total
                                      Prior to      During      Stockholders'
                                    November 29,   Development    Equity
                                       1989         Stage        (Deficiency)


Balance, October 24, 1986              $      -      $     -    $       -

Issue of common stock to officers and
   directors at $20.00 per share              -            -         5,000

Net loss for the year ended
   December 31, 1986                          -            -            -

Balance, December 31, 1986                    -            -         5,000

Issue of common stock to
   public at $1,000.00 per share              -            -       150,000

Less stock offering cost                      -            -       (19,880)

Issue of common stock in
   exchange for subsidiary                    -            -           500

Issue of common stock for
   services rendered at approximately
   $20.00 per share                           -            -         2,527

Issue of common stock by private
   placement at $50.00 per share              -            -         75,563

Net loss for the year ended
   December 31, 1987                    (176,716)          -     (176,716)

Balance, December 31, 1987              (176,716)          -       36,994

Net loss for the year ended
   December 31, 1988                     (36,504)          -      (36,504)

Balance, December 31, 1988              (213,220)          -           490

Net loss for the year ended
   December 31, 1989                        (490)          -          (490)

Balance, December 31, 1989              (213,710)          -            -

Contribution of capital                        -           -            35

Net loss for the year ended
   December 31, 1990                           -         (727)        (727)

Balance, December 31, 1990              (213,710)        (727)        (692)


See accompanying Notes to the Financial Statements


MICROACCEL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
U.S. Dollars
                                                                  Additional
                                        Common       Stock        Paid-in
                                        Shares      Amount        Capital


Balance, December 31, 1990
 (carried forward)                           2,106  $    2       $  213,743

Net loss for the year ended
   December 31, 1991                            -        -               -

Balance, December 31, 1991                   2,106       2          213,743

Net loss for the year ended
   December 31, 1992                            -        -               -

Balance, December 31, 1992                   2,106       2          213,743

Net loss for the year ended
   December 31, 1993                            -        -               -

Balance, December 31, 1993                   2,106       2          213,743

Common stock issued for cash and
   services at approximately
   $1.70 per share                           3,534       4            5,996

Net loss for the year ended
   December 31, 1994                            -        -               -

Balance, December 31, 1994                   5,640       6          219,739

Common stock issued for cash
   at $20.00 per share                         500       1            9,999

Forgiveness of debt                             -        -            4,759

Net loss for the year ended
   December 31, 1995                            -        -               -

Balance, December 31, 1995                   6,140       7          234,497

Common stock issued for cash
   at $0.20 per share                       90,000      90           17,910

Common stock issued for cash
   at an average of $0.04 per share      4,615,400   4,615          148,846

Stock issue adjustment                           3       -               -

Net loss for the year ended
   December 31, 1996                            -        -               -

Balance, December 31, 1996               4,711,543    4,712         401,253

<CONTINUED>

                                       Deficit     Deficit
                                     Accumulated   Accumulated     Total
                                      Prior to      During      Stockholders'
                                    November 29,   Development    Equity
                                       1989         Stage        (Deficiency)


Balance, December 31, 1990
 (carried forward)                     $ (213,710)   $   (727) $    (692)

Net loss for the year ended
   December 31, 1991                           -         (224)      (224)

Balance, December 31, 1991               (213,710)       (951)      (916)

Net loss for the year ended
   December 31, 1992                           -         (236)      (236)

Balance, December 31, 1992               (213,710)     (1,187)    (1,152)

Net loss for the year ended
   December 31, 1993                           -         (235)      (235)

Balance, December 31, 1993               (213,710)     (1,422)    (1,387)

Common stock issued for cash and
   services at approximately
   $1.70 per share                             -           -       6,000

Net loss for the year ended
   December 31, 1994                           -       (9,162)    (9,162)

Balance, December 31, 1994               (213,710)    (10,584)    (4,549)

Common stock issued for cash
   at $20.00 per share                         -           -      10,000

Forgiveness of debt                            -           -       4,759

Net loss for the year ended
   December 31, 1995                           -       (6.019)    (6,019)

Balance, December 31, 1995               (213,710)    (16,603)     4,191

Common stock issued for cash
   at $0.20 per share                          -           -      18,000

Common stock issued for cash
   at an average of $0.04 per share            -           -     153,461

Stock issue adjustment                         -           -          -

Net loss for the year ended
   December 31, 1996                           -      (25,839)   (25,839)

Balance, December 31, 1996               (213,710)    (42,442)   149,813


See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
U.S. DOLLARS

                                                                  Additional
                                        Common       Stock        Paid-in
                                        Shares      Amount        Capital


Balance, December 31, 1996
  (carried forward)                 $4,711,543      $ 4,712       $  401,253

Net loss for the year ended
   December 31, 1997                        -            -                -

Balance, December 31, 1997           4,711,543        4,712          401,253

Net loss for the year ended
   December 31, 1998                        -            -                -

Balance, December 31, 1998           4,711,543        4,712          401,253

Net loss for the year ended
   December 31, 1999                        -            -                -

Balance, December 31, 1999           4,711,543        4,712          401,253

Issue of common stock to public
   at $16.00 per share                 250,000          250        3,999,750

Net loss for the year ended
   December 31, 2000                        -            -                -

Balance, December 31, 2000           4,961,543        4,962        4,401,003

Fractional share adjustment                357           -                -

Advances   share exchange
   agreement (Note 5)                       -            -                -

Net loss for the year ended
   December 31, 2001                        -            -                -

Balance, December 31, 2001           4,961,900        4,962        4,401,003

<CONTINUED>
                        Advances       Deficit     Deficit
                          Under      Accumulated   Accumulated     Total
                         Share        Prior to      During      Stockholders'
                        Exchange    November 29,   Development    Equity
                       Agreement       1989         Stage        (Deficiency)


Balance, December 31, 1996
  (carried forward)            $      -   $(213,710) $   (42,442) $ 149,813

Net loss for the year ended
   December 31, 1997                  -          -      (188,917)  (188,917)

Balance, December 31, 1997            -    (213,710)    (231,359)   (39,104)

Net loss for the year ended
   December 31, 1998                  -          -      (226,743)  (226,743)

Balance, December 31, 1998            -    (213,710)    (458,102)  (265,847)

Net loss for the year ended
   December 31, 1999                  -          -      (420,608)  (420,608)

Balance, December 31, 1999            -    (213,710)    (878,710)  (686,455)

Issue of common stock to public
   at $16.00 per share                -          -            -    4,000,000

Net loss for the year ended
   December 31, 2000                  -          -      (192,540)   (192,540)

Balance, December 31, 2000            -    (213,710)  (1,071,250)  3,121,005

Fractional share adjustment           -          -            -           -

Advances   share exchange
   agreement (Note 5)           (500,000)        -            -     (500,000)

Net loss for the year ended
   December 31, 2001                  -          -      (137,987)   (137,987)

Balance, December 31, 2001      (500,000)  (213,710)  (1,209,237)  2,483,018


See accompanying Notes to the Financial Statements


MICROACCEL, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
U.S. DOLLARS


                                                                  Cumulative
                                                                    From
                                                                 Inception of
                                                                  Development
                                                                   Stage on
                                                                  November 29,
                                     For the Years Ended         1989 Through
                                        December 31,              December 31,

                                     2001        2000               2001

OPERATING ACTIVITIES
Loss from operations                    $ (137,987) $   (192,540) $(1,209,237)

Adjustments to reconcile net loss
 to net cash used in operating
 activities

   Forgiveness of debt                          -             -         4,759

   Stock issued for services                    -             -         1,000

   Amortization of discount on
    note receivable                             -             -       (20,212)

 Changes in operating assets
  and liabilities:

   Increase (decrease) in
    accounts payable                         9,304      (121,237)      36,729

   Increase in allowance for loss
    on notes receivable                     21,475        28,632      502,321

   (Decrease) increase in accrued interest
      on notes payable                          -        (32,245)          -

   Decrease (increase) in advances and
            prepaid expenses                87,397       (87,397)          -

   Increase in accrued interest
      on note receivable                   (21,474)      (28,632)     (58,022)

 Net cash used in operating activities     (41,285)     (433,419)    (742,662)

INVESTING ACTIVITIES

 Advances under notes receivable                -             -      (424,087)
                                                -             -      (424,087)

FINANCING ACTIVITIES

 (Decrease) increase in notes and
    advances payable                            -     (1,012,830)          -

 Cash contributed to additional
  paid-in capital                               -             -            35

 Issuance of common stock                       -      4,000,000    4,186,461

 Advances under share
  exchange agreement                      (500,000)           -      (500,000)
                                          (500,000)    2,987,170    3,686,496

(DECREASE) INCREASE IN CASH               (541,285)    2,553,751    2,519,747

CASH AT BEGINNING OF YEAR                3,061,032       507,281           -

CASH AT END OF YEAR                      2,519,747     3,061,032    2,519,747


       See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS (Continued)
U.S. DOLLARS


                                                                  Cumulative
                                                                    From
                                                                 Inception of
                                                                  Development
                                                                   Stage on
                                                                  November 29,
                                     For the Years Ended         1989 Through
                                        December 31,              December 31,

                                     2001        2000               2001

SUPPLEMENTAL CASH FLOWS INFORMATION

 Interest expense                       $      -     $   7,303    $    39,548

 Taxes                                         -            -              -

NON-CASH FINANCING ACTIVITIES

 Stock issued for services                     -            -           1,000


       See accompanying Notes to the Financial Statements

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

Since November 29, 1989 the Company has sought out and attempted to acquire and finance several business opportunities, none of which were completed or proceeded with. On October 15, 2001, the Company agreed to finalize and enter into a definitive agreement to issue up to 18,000,000 shares to acquire Network Lifestyle Radio Corp., a development stage company endeavouring to enter into the business of marketing products in the health, wellness and anti-aging industry.

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $1,209,237. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company's financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and discharge of liabilities in the normal course of business.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(ii) Financial instruments and financial risk

     The Company's financial instruments consist of cash, notes receivable and accounts payable and accrued liabilities. The fair value of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

(iii)     Loss per share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(iv) Translation of foreign currencies

     The Company's functional currency is U.S. dollars and unless otherwise indicated all amounts in these financial statements are stated in U.S. dollars.

     Revenues and expenses arising from foreign currency transactions are translated into United States dollars at the average rate for the period. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the rates prevailing on the balance sheet date. Other assets and liabilities are translated into United States dollars at the rates prevailing on the transaction dates. Exchange gains and losses are recorded as income or expense in the period in which they occur.

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


NOTE 3   NOTE RECEIVABLE

 The Company advanced $350,000 in 1999 to Clickbuytel, a private development stage company in the E-Commerce business. At the time, the Company and Clickbuytel were negotiating the acquisition of a controlling interest in Clickbuytel. The Clickbuytel note receivable is unsecured, payable on demand, and bears interest at 8% per annum. The principal and accrued interest amount of the note have been fully charged to operations.

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 3   NOTE RECEIVABLE (Continued)

                                                       2001           2000
        Cost:
           Principal amount                           350,000        350,000
           Accrued interest                            58,022         36,548
                                                      408,022        386,548

           Less:  accumulated allowance for loss     (408,022)      (386,547)
                                                            -              1
           Loss charged to operations in the year           1              -

NOTE 4   RELATED PARTY TRANSACTIONS

(a) Accounts payable at December 31, 2001 includes the amount of $10,767 in fees and advances due to a private company owned by the President of MicroAccel, Inc. (December 31, 2000: $926).

(b) General and administrative expenses include directors fees of $30,000, consulting fees of $10,000 to a Director, and administrative and office services fees totaling $43,136 for the year ended December 31, 2001 (2000:
$66,490) to a private company owned by the President of MicroAccel, Inc.


NOTE 5   SHARE EXCHANGE AGREEMENT - NETWORK LIFESTYLE RADIO CORP.

 By a letter of intent dated October 15, 2001, the Company agreed to finalize and enter into definitive agreements to issue up to 18,000,000 shares to acquire Network Lifestyle Radio Corp. and its wholly owned subsidiary, Halo.TV Inc (collectively, "NLR"). NLR is a development stage company endeavoring to enter into the business of marketing products in the health, wellness and anti-aging industry.

 Under the terms of the letter of intent the Company consolidated its common stock on a 2:1 basis as disclosed in Note 6 (ii). The company has also advanced $500,000 to NLR for working capital purposes.

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 5   SHARE EXCHANGE AGREEMENT - NETWORK LIFESTYLE RADIO
CORP. (Continued)

     The proposed share exchange, when completed, will be accounted for by the purchase method of accounting for business combinations. If 100% of the shares of NLR are exchanged for shares of the company, the former stockholders of NLR will own approximately 70% of the then issued shares of MicroAccel, constituting control of MicroAccel (the legal acquiring company) by the former stockholders of NLR (the legal acquired or subsidiary company). This type of share exchange is referred to as a reverse acquisition, and for accounting purposes NLR will be treated as the acquirer. The consolidated balance sheet of MicroAccel on completion of the share exchange will reflect the assets of the combined company as the aggregate of the assets of NLR at net book value and the fair value of the assets of MicroAccel (primarily cash) acquired. In accordance with accounting principles generally accepted for reverse acquisitions, the amounts shown for capital stock and additional paid in capital are calculated by adding to the book value of the equity accounts of NLR the cost of the acquisition. However, the capital structure, being the number and type of shares issued, will reflect that of the legal parent, MicroAccel, including the shares issued to reflect the reverse acquisition. The advances to NLR of $500,000 are secured by promissory notes personally guaranteed by the President of NLR, bear interest at 10% per annum, and are repayable in the event the share exchange agreement does not close. At February 28, 2002 the Company has achieved effective completion of its acquisition (Note 9). The advances have been reflected as a portion of the cost of the share exchange business combination.

     Summarized financial information for NLR at December 31, 2001 is as follows:

          Current assets                     $    139,627
          Capital assets                           59,803


                    Total assets             $    199,430

          Current liabilities                $    411,049

          Long term debt                     $     23,330

                    Total liabilities             434,379

          Capital stock-11,655,000 common shares   11,655
          Additional paid in capital              865,971
          Advances under share exchange
           agreement                              500,000

          Deficit accumulated during the
           development stage                   (1,612,575)

                    Total stockholders'
                     deficiency                  (234,949)

                    Total liabilities and
                     stockholders' deficiency $   199,430

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

On a pro forma basis, the following summary reflects unaudited consolidated financial data as if the business combination had been consummated at the date of the financial statements:

          Issued number of shares        16,616,000

          Total assets                $   2,719,177

          Total liabilities           $     521,108

          Revenue                     $      77,200

          Loss for the year              (1,586,640)

          Loss per share                      (0.10)

No anticipated changes in accounting methods would have been effected if the combination had been consummated at the date of the financial statements.

NOTE 6   COMMON STOCK

(i) Private placement financing

    In fiscal 2000, the Company issued 250,000 shares at a price of $16.00 per share for proceeds of $4,000,000 (1,000,000 shares at $4.00 per share on a
before-reverse split basis   Note 6(ii)).

(ii) Reverse split of common stock

     On December 12, 2001, the Board of Directors authorized the issued and outstanding common stock of the Company be reverse split on the basis of one for two, retaining the authorized shares at 200,000,000 and the par value at $0.001 per share, with fractional shares to be rounded up to the nearest whole share. This reverse split was effective December 21, 2001.

    The Company previously completed reverse stock splits on the basis of 1 for 2 shares in 2000 (effective August 14, 2000), and 1 for 50 shares in 1996.

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

(iii)     2000 stock incentive plan

    The Company has adopted a 2000 Stock Incentive Plan (the "Plan") to be administrated by the Board of Directors or a Committee of the Board of Directors ("the "Plan Administrator"). The purpose of the Plan is to provide incentive stock options as a means to attract and retain key corporate personnel and consultants. The shares to be offered under the Plan consist of authorized but unissued common shares of the Company. The aggregate number of shares subject to options under the Plan at any one time shall not exceed 212,500 shares. The exercise price of the options when granted is set by the Plan Administrator but in any event shall not be less than 75% of the fair market value of the shares on the date the option is granted. The term of the options granted may not extend beyond 10 years, and are subject to earlier cancellation on termination of employment. The vesting and exercise schedule for stock options granted is to be determined on an individual basis by the Plan Administrator. The Plan was adopted in the 2000 fiscal year and the initial incentive options granted June 5, 2000.

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 6   COMMON STOCK (Continued)

     A summary of the stock option grants to date is as follows:


                            Number of      Exercise           Expiry
                             Shares         Price              Date
                           Subject to        Per
                             Option         Share

Granted, June 5, 2000       162,500         $ 2.50          June 4, 2003
Balance, December 31, 2000  162,500           2.50          June 4, 2003

Lapsed in fiscal 2001       (62,500)          2.50          June 4, 2003

Balance, December 31, 2001  100,000           2.50          June 4, 2003

    The number of shares subject to option and the option exercise price have been adjusted to reflect the reverse split in 2001 and 2000.

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

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 6   COMMON STOCK (Continued)

    For purposes of pro forma disclosures, the estimated fair value of the options have been fully charged to operations in the 2000 fiscal year. The Company's pro forma net loss for the 2000 year reflects an additional $214,500 in compensation expense to Directors, as follows:

                                           2001              2000
Net Loss                                   $ (137,987)      $ (192,540)

Stock option compensation expense                  -          (214,500)

Pro forma net loss                           (137,987)        (407,040)

Pro forma net loss per share                    (0.03)           (0.08)

    Pro forma results of operations under SFAS 123 may be materially different from actual amounts reported.

     The weighted-average fair value of options granted in 2000 was $1.32 per underlying share.


NOTE 7   N.V. MEMORY INC.

     The Company entered into an agreement on December 31, 1999 to acquire 100% of the shares of a corporation owning all of the design, programming, engineering and rights to a new type of non- volatile computer memory. The Company agreed in principal to raise a minimum of $2,500,000 in new financing, of which $2,000,000 was to be expended on development of the prototype for the new technology, and patent applications. The Company agreed to issue sufficient shares for the acquisition such that after the above financing and on completion of the transaction the vendor of the shares of the corporation would own 60% of the issued shares of MicroAccel, Inc.

     The shares issued to complete the acquisition were to be held in escrow to be released at such time that the prototype was completed and the Company received opinion letters from two expert authorities as to the viability and patentability of the technology.

     The proposed acquisition was subject to due diligence and the completion of a definitive agreement, financing and closing by January 31, 2000, which was later extended.

     On March 30, 2000, the Company was notified by the attorneys to the vendors that the vendors declined to go forward with the Company.

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 7   N.V. MEMORY INC. (Continued)

     On May 1, 2000, MicroAccel, Inc. filed an action in the United States District Court, Northern District of California against N.V. Memory Inc. and Donald Stern relating to the proposed merger of MicroAccel, Inc. and N.V. Memory Inc. and the funding and development of a non-volatile memory chip. N.V. Memory Inc. and Mr. Stern filed related counterclaims against MicroAccel, Inc. In light of the costs and inconvenience involved in litigation, MicroAccel, Inc., N.V. Memory Inc. and Donald Stern, effective August 23, 2000, agreed to dismiss their respective claims and counterclaims. No payments were made in connection with the settlement and there was no admission of liability on the part of any of the parties.


NOTE 8   INCOME TAXES

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

   The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:


                                            2001                2000
Net operating loss carry forwards
   (expiring 2004 to 2015)               $  805,500        $    667,540

Statutory tax rate                       $22,250 +39% in     $22,250 +39% in
                                        excess of $100,000  excess of $100,000

Effective tax rate                               -                    -

Deferred tax assets                         297,395              243,590

Less:  Valuation allowance                 (297,395)            (243,590)

Net deferred tax assets                  $        -         $         -

MICROACCEL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

NOTE 9   SUBSEQUENT EVENTS

      (a) At February 28, 2002 the Company has received the tender of sufficient shares of NLR (99.65%) to constitute effective completion at that date of its acquisition of NLR under the terms of the letter of intent dated October 15, 2001 (Note 5).

      (b) Subsequent to December 31, 2001, the Company has advanced a further $340,000 to NLR.

      (c) The company subsequently advanced $26,100 under the terms of agreement to acquire hardware and proprietary software to be used in the NLR business. The agreement requires the payment of a further $78,300 within twelve months, and the issue of 150,000 shares of the Company.

MICROACCEL, INC.
(A Development Stage Enterprise)

            SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31,               2001             2000

Administration and office services                $92,442      $76,597

Interest expense and bank charges                     168       10,631

Legal fees                                         23,002       98,577

Audit fees                                          7,500       17,890

Office supplies and sundry                            696        5,171

Travel                                              5,226       46,451

Investor relations                                     -        51,321

                                                  129,034      306,638

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Telford Sadovnick, P.L.L.C., Certified Public Accountants, of Bellingham, Washington, audited the Company's financial statements for the calendar years ended December 31, 2000 and 1999, which accompanied the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, which was previously filed with the Securities and Exchange Commission.

     On January 31, 2002, the Company's Board of Directors unanimously voted to retain Matthew Hoogendorn, C.A., to serve as the Company's independent auditor. Mr. Hoogendorn was formerly employed by Telford Sadovnick before opening his own firm. While at Telford Sadovnick, he was the principal auditor of the Company's financial statements and the Company's Board of Directors decided to continue using Mr. Hoogendorn's auditing services due to his familiarity with the Company.

    There were no disagreements between the Company and Telford Sadovnick, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

     With the exception of that it has expressed "substantial doubt about [the Company's] ability to continue as a going concern," the reports of Telford Sadovnick did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent calendar years, and since then, Telford Sadovnick has not advised the Company that any of the following exists or is applicable:

       (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist;

            (2) That information has come to its attention that has made it unwilling to rely on management's representations or unwilling to be associated with the financial statements prepared by management;

       (3) That the scope of its audit should be expanded significantly, or that information has come to its attention that it has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to the accountant's satisfaction prior to its resignation.

    The Company disclosed this change in accountants in a Current Report on Form 8-K, dated January 31, 2002, and filed with the Securities and Exchange Commission on February 5, 2002. See the Exhibit Index, Item 13 of this Report.

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

                                   Date of         Date of
                     Positions     Election or     Termination
Name                 Held          Designation     or Resignation
----                  ----         -----------     ---------------

Suzanne L. Wood       President     4/10/96        2/28/02
                      Director      4/10/96           (1)

Justin W. Harbord     Secretary     12/20/00       3/21/01
                      Treasurer     12/20/00       3/21/01
                      Director      12/20/00          (1)

Michael C. Woodman    CEO            2/28/02          (1)
                      President      2/28/02          (1)
                      Director       2/28/02          (1)

Dean Mailey           COO            2/28/02          (1)
                      Director       2/28/02          (1)

Coreena Hansen        Secretary      3/21/01       2/28/02
                      Treasurer      3/21/01       2/28/02

     (1) These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Suzanne L. Wood, Director. Ms. Wood is 45 years of age and is a professional accountant with over 20 years' experience in the finance and corporate management of private and public companies. Her client list includes a number of very high profile, successful individuals and corporate entities.

     After graduation from the University of British Columbia, Ms. Wood spent several years with Revenue Canada, Taxation, primarily with its Business Audit Division.

     Since leaving government service, she provides general consulting services to companies in connection with the development of new business ventures. She participates in efforts to raise capital for companies by assisting in the strategic business planning and advising with respect to the companies' capital structure. Her services also include the performance of a financial and strategic audit of the company in order to assist the company to formulate its future strategies. She is currently on the Board of Directors of a number of private and public companies.

     Justin Harbord, Director. Mr. Harbord, age 50, is a self-employed business executive with over 30 years of extensive experience in the insurance business. Mr. Harbord was President of Family Insurance Group Ltd. from 1968 to 1999.

     Michael C. Woodman (aka Jesse Dylan), Chief Executive Officer, President and Director. Mr. Woodman, age 46, was appointed CEO, President and a director of the Company upon the closing of the Share Exchange Agreement. He serves in the same capacities for NLR and brings extensive expertise in the broadcasting and direct selling industries.

     Mr. Woodman has been a weekly television entertainment host, an award-winning newspaper columnist, and has been entertaining radio audiences for more than 20 years. Having hosted several top-rated morning shows, Mr. Woodman received industry recognition by being named on of the top five on-air personalities in the world by the British Broadcasting Company.

     Mr. Woodman brings considerable sales and marketing acumen to his leadership role with the Company, having become a Diamond Distributor with one of the world's premier direct sales organizations, the Nikken Company. Mr. Woodman also was the "Voice of Nikken Team Diamond," hosting conference calls through which tens of thousands of cassette tapes were sold. Mr. Woodman recently sold his Nikken network in order to focus 100% of his time on the Company's business.

     Dean Mailey, Chief Operating Officer and Director. Mr. Mailey, 46, was appointed Chief Operating Officer and a director of the Company upon the closing of the Share Exchange Agreement. He serves in the same capacities for NLR. Mr. Mailey has more than 20 years' experience in the fields of consumer advertising, strategic and partnership marketing, corporate communications and product branding and awareness. He has lent his expertise to corporations such as Princess Cruises, Royal Bank of Canada, Colliers International and Denny's Restaurants of North America.

     In 1998, Mr. Mailey co-founded Fusion Health & Wellness, an international distribution company in the health and wellness industry. He developed a distribution network comprising over 600 direct sales representatives throughout North America.

     Mr. Mailey was a founder of Fusion Communications, Inc. and served as its President from 1990 to 1998. Fusion Communications was a consulting company specializing in brand development, strategic partnership development and management, and productivity and profitability communication strategies. Mr. Mailey represented a wide range of clients, including Cruise Holidays International, where he provided consultation services for the rollout of its franchise system, and Denny's Restaurants, where he provided consulting services related to its rebranding, including new corporate graphics, new advertising strategies, new media tactics and the introduction of an upsell program in each restaurant.

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

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

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

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                   SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------

Suzanne L.
Wood,
former     12/31/99    0     0       0          0     0         0       0
President, 12/31/00 20,000   0       0          0    100,000(1) 0       0
Director   12/31/01 20,000   0       0          0     0         0       0

Justin W.
Harbord,   12/31/00    0     0       0          0     0         0       0
Secretary/ 12/31/01 10,000   0       0          0     0         0       0
Treasurer,
Director


     (1) On June 5, 2000, the Company granted to Ms. Wood and another former director and executive officer options to purchase 100,000 and 62,500 post-split shares, respectively, at a price of $2.50 per share, with an expiration date of June 4, 2003.

     In addition, Mr. Harbord was paid $10,000 in consulting fees during the calendar year ended December 31, 2001. Other than the foregoing, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2001, 2000, or 1999, or the period ending on the date of this Report. However, in connection with the Share Exchange Agreement, the Company executed an employment agreement with Michael C. Woodman and Dean Mailey, under which they will be paid salaries of $150,000 and $120,000 per year, respectively, and will be entitled to participate in the Company's benefit plans, including its stock option plan. The employment agreements have a term of two years. Each of these employment agreements was attached as an exhibit to the Company's Current Report on Form 8-K, dated February 28, 2002, and is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

     As of March 11, 2002, the Company had granted options to purchase 1,690,000 shares of the Company's common stock at prices ranging from $0.90 per share to $1.00 per share, as follows:

                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------

                               Individual Grants (1)
                               -----------------


  (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
----              -----------    -----------    ------------      ----
Jerry Astor        50,000         3.1%          $0.90             2-28-04
Rosena Bhura       10,000         0.6%          $0.90             2-28-04
Dr. Stephen Greer 100,000         6.3%          $0.90             2-28-07
Coreena Hansen     20,000         1.3%          $0.90             2-28-04
Michael Hanson     40,000         2.5%          $0.90             2-28-04
Justin Harbord     50,000         3.1%          $0.90             2-28-04
Trish Humjan       10,000         0.6%          $0.90             2-28-04
Rod Jao           200,000        12.6%          $0.90             2-28-07
Don Karn           60,000         3.8%          $0.90             2-28-04
Dr. Francis Lynch  60,000         3.8%          $0.90             2-28-07
Dean Mailey       225,000        14.2%          $0.90             2-28-07
Dr. Mark Saginor   50,000         3.1%          $0.90             2-28-04
Peter Tarpay       50,000         3.1%          $0.90             2-28-04
Dr. Lisa Uichota   25,000         1.6%          $0.90             2-28-04
Kathryn Williams   75,000         4.7%          $0.90             2-28-07
Michael Woodman   275,000        17.3%          $1.00             2-28-07
Suzanne Wood      250,000        15.7%          $0.90             2-28-07
Suzanne Wood      100,000 (2)    61.5%          $2.50              6-4-03
Edward Yau         40,000         2.5%          $0.90             2-28-04


     (1) Unless otherwise indicated, all of these options were granted pursuant to the Company's 2002 Stock Plan.

     (2) These shares were granted pursuant to the Company's 2000 Stock Incentive Plan.

Compensation of Directors.
--------------------------

     Ms. Wood is paid $20,000 annually for her services as a director of the Company. Mr. Harbord is paid $10,000 annually for his directorial services. There are no other standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 16,576,033 shares of common stock being outstanding.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------


Michael C. Woodman            3,518,400 (1)       21.2%
4862 Northwood Place
West Vancouver, BC
Canada  V7S 3C4


Dean Mailey                   1,200,000            7.2%
2011 Frames Court
North Vancouver, BC
Canada V7G 2M7

                              -------             ----

Total                         4,718,400           28.4%


     (1) Mr. Woodman holds 3,300,000 shares directly and 218,400 shares indirectly.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------

Suzanne L. Wood                162,500 (1)          0.9%
#210 - 580 Hornby Street
Vancouver, B.C.
Canada V6C 3B6

Justin Harbord                  -0-                  -0-
5635 34B Avenue
Delta, B.C.
Canada V4K 3N2

Michael C. Woodman            3,518,400 (2)       21.2%
4862 Northwood Place
West Vancouver, BC
Canada  V7S 3C4

Dean Mailey                   1,200,000            7.2%
2011 Frames Court
North Vancouver, BC
Canada V7G 2M7

Stephen Greer                   652,500 (3)        3.9%
318 Grange Hall Road
Dayton, Ohio  45430

Kathryn Williams                300,000 (4)        1.8%
475 Howe Street, Suite 720
Vancouver, BC
Canada V6C 2B3
                                -------            ----

Total                         5,833,400           35.0%



     (1)  Includes a currently-exercisable option to acquire 100,000 shares.

     (2) Mr. Woodman holds 3,300,000 shares directly and 218,400 shares indirectly.

     (3) Mr. Greer is the Vice President, Business Development, of NLR. This figure includes 40,000 shares held directly by Mr. Greer and 612,500 shares held by Benedict Partners Ltd., a company controlled by Mr. Greer.

     (4) Ms. Williams is the Vice President, Administration and Finance, of NLR. She indirectly holds 300,000 shares.


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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     At December 31, 2001, the Company was indebted to a company owned by the Company's President in the amount of $10,767 for advanced fees and expenses. During the year then ended the Company paid that entity $43,136 in administrative and office services fees.

     For a discussion of certain transactions between the Company and its current directors, executive officers and five percent stockholders in connection with the NLR Exchange Agreement, see Items 1 and 10 of this Report.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated January 31, 2002, and filed February 5,
     2002

     Current Report on Form 8-K dated February 28, 2002, filed March 13, 2002, and amended March 27, 2002

Exhibits
--------

Exhibit
Number               Description
------               -----------

  3                  Articles of Amendment dated March 1, 2002

 10.1                2002 Stock Plan

 10.2                Consulting Agreement with Interfair Aktiengesellschaft

 10.3                Consulting Agreement with Francis Lynch

 10.4                Consulting Agreement with Click2Rewards.com

DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1996, filed October 24, 1997.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1997, filed August 17, 1998.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1998, filed April 12, 1999.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, filed April 13, 2000.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed March 29, 2001.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HEALTH ANTI-AGING LIFESTYLE OPTIONS,
                                      INC.


Date:  March 26, 2002                   /s/ Michael C. Woodman
      ---------------                  -----------------------
                                       Michael C. Woodman
                                       Chief Executive Officer, President and
                                       Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        HEALTH ANTI-AGING LIFESTYLE OPTIONS,
                                        INC.


Date: March 26, 2002                     /s/ Michael C. Woodman
     ---------------                    -----------------------
                                        Michael C. Woodman
                                        Chief Executive Officer, President and
                                        Director


Date:  March 26, 2002                    /s/ Dean Mailey
      ---------------                   ----------------
                                        Dean Mailey
                                        Chief Operating Officer and Director


Date:  March 26, 2002                    /s/ Suzanne L. Wood
      ---------------                   --------------------
                                        Suzanne L. Wood
                                        Director


Date:  March 26, 2002                    /s/ Justin W. Harbord
      ---------------                   ----------------------
                                        Justin W. Harbord
                                        Director