Form 10QSB
period 2002-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2002-05-15
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002
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

                               March 31, 2002

                          Common - 16,726,033 shares

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

            Health Anti-Aging Lifestyle Options, Inc.
                   (formerly MicroAccel, Inc.)
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2002

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
U. S. Dollars

                                                March 31,   December 31,
                                                  2002         2001
                                                    $            $
                              ASSETS
CURRENT
 Cash                                          $1,918,095    $  45,639
 Goods and services tax recoverable                29,839       18,735
 Advances and prepaid expenses                     38,618       75,253
 Inventory                                        110,021            0
                                               ----------    ---------
                                                2,096,573      139,627

CAPITAL ASSETS                                    133,618       59,803
                                               ----------    ---------
TOTAL ASSETS                                    2,230,191      199,430
                                               ==========    =========
                           LIABILITIES
CURRENT

 Accounts payable and accrued liabilities         377,367      262,638
 Deferred revenue                                   5,963            0
 Loan payable                                       6,741        6,741
 Long term debt - current portion                 165,000      141,670
                                               ----------    ---------
                                                  555,071      411,049

LONG TERM DEBT                                          -       23,330
                                               ----------    ---------
TOTAL LIABILITIES                                 555,071      434,379
                                               ----------    ---------
NON-CONTROLLING INTEREST IN SUBSIDIARY (NOTE 3)         1
                                               ----------    ---------
STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK
 Authorized:
     30,000,000 common shares, $0.001 par value
     10,000,000 preferred shares, $0.001 par value
 Issued and outstanding:
     16,726,033 common shares (December 31, 2001:
      11,655,000)                                  16,726       11,655

ADDITIONAL PAID-IN CAPITAL                      4,112,088      865,971

DEFERRED COMPENSATION (NOTE 5)                   (289,040)           0

ADVANCES UNDER SHARE EXCHANGE
    AGREEMENT (NOTE 3)                                  -      500,000

DEFICIT ACCUMULATED DURING THE
    DEVELOPMENT STAGE                          (2,164,655)  (1,612,575)
                                               ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                      1,675,119     (234,949)
                                               ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      2,230,191      199,430
                                               ==========   ==========

See accompanying Notes to the Financial Statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF OPERATIONS
U. S. Dollars
                                                                  Cumulative
                                                                     From
                                                                 Inception of
                                                                  Development
                                                                    Stage on
                                   For the           For the       February 2,
                             Three Months Ended  Two Months Ended 1989 through
                                   March 31,         March 31,      March 31,
                                    2002         2001 (Note 3)        2002
                                     $                 $               $
REVENUE
     Sales                           11,162               0           12,282
     Cost of sales                   (5,298)              0           (5,298)
                                   --------        --------        ---------
GROSS PROFIT                          5,864               0            6,984

INTEREST INCOME                       2,104               0            2,173
                                   --------        --------        ---------
                                      7,968               0            9,157
                                   --------        --------        ---------
GENERAL AND ADMINISTRATIVE EXPENSES
     Accounting and legal            56,462          (1,300)         184,528
     Advertising and business
       development                   31,361           5,617           75,950
     Amortization                     6,138           1,853           20,849
     Broadcast production and
       services                      62,015               0          113,119
     Consulting and corporate
       services                     252,010          67,775          967,946
     Interest on long term debt           0               0           15,000
     Management fees                 32,500          81,700          508,424
     Office and sundry               15,022           3,332           39,824
     Rent                            14,293           5,630           51,924
     Regulatory and stock transfer
       fees                           4,454           1,982           12,164
     Telecommunication and utilities 11,059           1,859           26,289
     Travel and entertainment        10,213           8,617           72,088
     Wages                           72,171               0           85,707
                                   --------         -------        ---------
                                   (567,698)       (177,065)      (2,173,812)
                                   --------         -------        ---------
NET LOSS                           (559,730)       (177,065)      (2,164,655)
                                   ========         =======        =========
BASIC AND DILUTED LOSS PER SHARE      (0.04)          (0.02)
                                   ========         =======
WEIGHTED AVERAGE NUMBER OF SHARES 13,318,099     10,159,133
                                  ==========     ==========

See accompanying Notes to the Financial Statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF OPERATIONS
U. S. Dollars
                                   Number
                                     of             Additional
                                   Common            Paid-in      Deferred
                                   Shares   Shares   Capital    Compensation
                                               $        $             $
Balance, February 2, 1999                0       0          0              0

Stock issued for cash
 at $0.001 per share            10,200,000  10,200          0              0

Net loss for the period
ended January 31, 2000                   0       0          0              0
                                ----------  ------     ------        -------
Balance, January 31, 2000       10,200,000  10,200          0              0

Stock subscriptions received             0       0          0              0

Net loss for the year ended
January 31, 2001                         0       0          0              0
                                ----------  ------     ------        -------
Balance, January 31, 2001       10,200,000  10,200          0              0

Stock issued for services
 at $2.00 per share                200,000     200    399,800              0

Stock issued for cash
 at $2.00 per share                125,000     125    249,875              0

Stock issued for in
 settlement of debt at

 $1.00 per share                    75,000      75     74,925              0

Stock issued for services
 at $0.135 per share             1,055,000   1,055    141,371              0

Advances under share
 exchange agreement                      0       0          0              0

Net loss for the year ended
 December 31, 2001                       0       0          0              0
                                ----------  ------   --------       --------
Balance, December 31, 2001      11,655,000  11,655    865,971              0

Advances under share
 exchange agreement                      0       0          0              0

Shares tendered to
 MicroAccel, Inc.              (11,614,133)      0          0              0

Shares not tendered
 minority interest                 (40,867)      0         (1)             0

Historical number of shares
 issued by MicroAccel, Inc.
 (Note 3)                        4,961,900       0          0              0

MicroAccel, Inc. shares
 issued on reverse acquisition
 (Note 3)                       11,614,133       0  2,906,119              0

Adjustment in capital stock
 to stated par value at $0.001
 per share                               0   4,921    (12,571)             0

Technology agreement at $1.00
 per share                         150,000     150    149,850       (137,000)

Stock options granted to non-
 employees                               0       0    202,720       (152,040)

Net loss for the period                  0       0          0              0
                                ----------  ------  ---------   ------------
Balance, March 31, 2002         16,726,033  16,726  4,112,088       (289,040)
                                ==========  ======  =========   ============

CONTINUED

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF OPERATIONS
U. S. Dollars
                                            Advances   Deficit
                                              Under  Accumulated     Total
                                Advances      Share     During   Stockholders'
                                On Stock    Exchange Development    Equity
                              Subscriptions Agreement    Stage   (Deficiency)
                                    $           $         $            $
Balance, February 2, 1999                0       0          0              0

Stock issued for cash
 at $0.001 per share                     0       0     (7,650)         2,550

Net loss for the period
ended January 31, 2000                   0       0     (3,823)        (3,823)
                                ----------  ------     ------        -------
Balance, January 31, 2000                0       0    (11,473)        (1,273)

Stock subscriptions received        65,000       0          0         65,000

Net loss for the year ended
January 31, 2001                         0       0   (202,449)      (202,449)
                                ----------  ------   --------       --------
Balance, January 31, 2001           65,000       0   (213,922)      (138,722)

Stock issued for services
 at $2.00 per share                      0       0          0        400,000

Stock issued for cash
 at $2.00 per share                (65,000)      0          0        185,000

Stock issued for in
 settlement of debt at
 $1.00 per share                         0       0          0         75,000

Stock issued for services
 at $0.135 per share                     0       0          0        142,426

Advances under share
 exchange agreement                      0 500,000          0        500,000

Net loss for the year ended
 December 31, 2001                       0       0 (1,398,653)    (1,398,653)
                                ---------- ------- ----------     ----------
Balance, December 31, 2001               0 500,000 (1,612,575)      (234,949)

Advances under share
 exchange agreement                      0 367,534          0        367,534

Shares tendered to
 MicroAccel, Inc.                        0       0          0              0

Shares not tendered
 minority interest                       0       0          0             (1)

Historical number of shares
 issued by MicroAccel, Inc.
 (Note 3)                                0       0          0              0

MicroAccel, Inc. shares
 issued on reverse acquisition
 (Note 3)                                0(867,534)         0      2,038,585

Adjustment in capital stock
 to stated par value at $0.001
 per share                               0       0      7,650              0

Technology agreement at $1.00
 per share                               0       0          0         13,000

Stock options granted to non-
 employees                               0       0          0         50,680

Net loss for the period                  0       0   (559,730)      (559,730)
                                ----------  ------  ---------   ------------
Balance, March 31, 2002                  0       0 (2,164,655)     1,675,119
                                ==========  ======  =========   ============

See accompanying Notes to the Financial Statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS
U. S. Dollars
                                                                  Cumulative
                                                                     From
                                                                 Inception of
                                                                  Development
                                                                    Stage on
                                   For the           For the       February 2,
                             Three Months Ended  Two Months Ended 1989 through
                                   March 31,         March 31,      March 31,
                                    2002         2001 (Note 3)        2002
                                     $                 $               $
OPERATING ACTIVITIES
Cash provided by (used in):
OPERATING ACTIVITIES
  Net loss for the period           (559,730)     (177,065)       (2,164,655)
  Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Amortization                       6,138         1,853            20,849
    Accrued interest                       0             0            15,000
    Services paid for by stock
     and stock options                63,680        35,606           606,106
  Changes in operating assets and
  liabilities:
    Goods and services tax
     recoverable                     (11,104)       (2,670)          (29,839)
    Advances and prepaid expenses     36,635         5,776           (38,618)
    Inventory                       (110,021)            0          (110,021)
    Accounts payable
      and accrued liabilities         49,729        16,264           312,367
    Deferred revenue                   5,963             0             5,963
                                   ---------       -------       -----------
  Net cash used in operating
  activities                        (518,710)     (120,236)       (1,382,848)
                                   ---------       -------       -----------
INVESTING ACTIVITIES
  Acquisition of capital assets      (79,953)       (1,876)         (154,467)
                                   ---------       -------       -----------
  Net cash used in investing
  activities                         (79,953)       (1,876)         (154,467)

                                   ---------       -------       -----------
FINANCING ACTIVITIES
  Common stock issued for cash             0             0           252,550
  Proceeds from loan                       0             0           225,000
  Advances  on stock subscriptions         0       140,000                 0
  Proceeds from related party loan         0             0             6,741
  Advances under share exchange
    agreement                        367,534             0           867,534
  Cash acquired in reverse
    acquisition of MicroAccel, Inc.
    (Note 3)                       2,103,585             0         2,103,585
                                   ---------       -------       -----------
  Net cash received from financing
  activities                       2,471,119       140,000         3,455,410
                                   ---------       -------       -----------
INCREASE IN CASH                   1,872,456        17,888         1,918,095

CASH AT BEGINNING OF PERIOD           45,639        14,062                 0
                                   ---------       -------       -----------
CASH AT END OF PERIOD              1,918,095        31,950         1,918,095
                                   =========       =======       ===========

See accompanying Notes to the Financial Statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS
U. S. Dollars
                                                                  Cumulative
                                                                     From
                                                                 Inception of
                                                                  Development
                                                                    Stage on
                                   For the           For the       February 2,
                             Three Months Ended  Two Months Ended 1989 through
                                   March 31,         March 31,      March 31,
                                    2002         2001 (Note 3)        2002
                                     $                 $               $
SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest expense                 $        0    $       0      $  16,243
 Taxes                            $        0    $       0      $       0

NON-CASH FINANCING ACTIVITIES:

Common stock issued for current
services                              13,000       35,606        542,426

Common stock issued for future
services                             137,000            0              0

Loan retired by issuance of stock          0            0         75,000


Advances on prior year's stock
subscriptions settled by issuance
of common stock                            0            0         65,000

Compensatory stock options expense
for current service of non-employee   50,680            0         50,680

See accompanying Notes to the Financial Statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

Note 1 - Basis of Presentation

     These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

     As described in Note 4, the Company acquired 99.65% interest in Network Lifestyle Radio Corp. ("NLR") effective February 28, 2002 and these financial statements represent the initial presentation on a consolidated basis of the accounts of the new combined group. The prior period comparative figures are non-consolidated and represent the financial position, results and cash flows of NLR, as NLR is the continuing company for purposes of financial statement preparation. Accordingly, these unaudited interim financial statements should also be read in conjunction with the audited consolidated financial statements of NLR filed with the Company's Form 8-KA dated February 28, 2002.

     In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ended December 31, 2002

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

Note 2   Going Concern

    These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its incorporation and intends to raise additional equity financing to finance its operations. However, there can be no assurance that additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

Note 3   Significant Accounting Policies Adopted in the Current Quarter

 The following accounting policies were adopted in the fiscal quarter in recognition of events or transactions occurring for the first time.

 (a)  Revenue recognition

      The Company derives revenue from the sale of product to independent distributors ("Lifestyle Consultants") at wholesale prices. All sales are on a prepaid basis as the Company has a policy of no credit sales

      The Company also derives revenue from sales of start up services and materials ("kits") to Lifestyle Consultants. Revenue from kits is initially deferred and recognized as income together with related costs on a straight line basis over a period of 12 months.

      The Company's sales policy allows for product return and refund within 30 days. To date product sales have not been material and provision for product return and refund are based on management estimates. This will be supplemented in the future with historical experience factors once available.

 (b)  Inventory

      Inventory comprises purchased product ready and available for resale, and is recorded at the lower of cost and market.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

Note 3   Significant Accounting Policies Adopted in the Current Quarter
(continued)

 (c)  Website development

      Cost of acquiring website and related software for solely internal use is capitalized and charged to operations by depreciation over a 3 year period on the straight line basis. All training, maintenance and data conversion costs are expensed as incurred.

Note 4   Business Combination

      Effective February 28, 2002 MicroAccel, Inc. ("MicroAccel") issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR"). The share exchange was on a one share for one share basis. MicroAccel subsequently changed its name to Health Anti-Aging Lifestyle Options, Inc. ("HALO", also "the Company"). The share exchange has been accounted for by the purchase method of accounting for business combinations. After the share exchange, the former stockholders of NLR own approximately 70% of the issued shares of the Company, constituting control of HALO (formerly MicroAccel, the legal acquiring company) by the former stockholders of NLR (the legal acquired or subsidiary company). This type of share exchange is referred to as a reverse acquisition, for accounting purposes NLR is treated as the acquirer and the continuing reporting entity.

      The consolidated financial statements at March 31, 2002 represent a continuation of the financial statements of NLR. NLR was incorporated under the laws of the State of Delaware on February 2, 1999 under the name of Casper Enterprises Inc. Its primary business was the exploration of mineral resources. On June 8, 2000 NLR changed its name to workathome.com Ltd. Subsequently, on July 24, 2000, it changed its name to Network Lifestyle Radio Corp., to match the change of business direction into the business of marketing products and services in the health, wellness and anti-aging industry. NLR is considered a development stage company and the accompanying financial statements provide disclosures specified in SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises". During the period ended December 31, 2001, NLR changed its year-end from January 31st to December 31st.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

Note 4   Business Combination (continued)

 The business combination with MicroAccel will continue the business direction of marketing products and services in the health, wellness and anti-aging industry through a network of independent Lifestyle Consultants who purchase at wholesale pricing for the purpose of selling to retail customers and for personal consumption. Lifestyle Consultants earn commissions on their downline growth and sales volume. The combined company operates from premises in Vancouver, Canada. At March 31, 2002 it is still considered to be in the development stage pending completion of its product order and fulfillment systems.

 The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not attained a self-sustaining level of operations, and until such time will remain dependent upon the further issuance of capital stock for required financing.

 The consolidated balance sheet of HALO at March 31, 2002 reflects the assets and liabilities of the combined companies as the aggregate of the assets and liabilities of NLR at net book value and the fair value of the net assets of MicroAccel acquired effective February 28, 2002. In accordance with accounting principles generally accepted for reverse acquisitions, the amounts shown for capital stock and additional paid-in capital are calculated by adding to the book value of the equity accounts of NLR the cost of the acquisition. However, the capital structure, being the number and type of shares issued, reflects that of the legal parent, HALO (formerly MicroAccel), including the shares issued to complete the reverse takeover.

 The interest in NLR attributable to the 40,867 shares (0.35%) not exchanged for MicroAccel shares is recorded at the proportionate book value of net assets of NLR, being $1.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

Note 4   Business Combination (continued)

 The consolidated statement of operations for the three months ended March 31, 2002 reflects the results of operations of NLR and its subsidiaries for the first quarter of fiscal 2002 plus the results of operations of HALO (formerly MicroAccel) from February 28, 2002, the date of the business combination, to March 31, 2002.

 The comparative consolidated statement of operations for the period ended March 31, 2001 reflects the results of operations of only NLR and its subsidiaries for the two months commencing February 1, 2001, the beginning of its 2001 fiscal year, as the prior fiscal year end of NLR was January 31, 2001. The NLR group companies include NLR and its wholly owned subsidiaries Halo.TV, Inc., a company incorporated under the laws of Nevada, and Network Lifestyle Radio (Canada) Corp., a company incorporated in Canada. The subsidiaries were incorporated by NLR. All inter-company transactions and balances have been eliminated on consolidation.

 For the purposes of computing basic and diluted loss per share for the current quarter the number of shares outstanding for the period to the date of the reverse acquisition is deemed to be the number of shares issued by MicroAccel to the shareholders of NLR. For the period from the reverse acquisition to March 31, 2002, the number of shares used in the calculation of loss per share is the actual number of shares of HALO outstanding in the period. The weighted average number of shares is based upon the numbers determined for the two periods as described above.

 For the comparative period ended March 31, 2001, the number of shares of MicroAccel issued in the reverse takeover is used as the basis for calculating the weighted average number of shares, appropriately adjusted for shares of NLR issued prior to the takeover.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

Note 4   Business Combination (continued)

 For the purposes of determining the cost of the purchase under reverse acquisition accounting, the fair value of the net assets of MicroAccel has been determined to be the most appropriate amount attributable to the new share capital issued, as follows effective February 28, 2002:

      Assets
           Cash                                $2,103,585

      Liabilities
           Accounts payable and
              accrued liabilities                 (65,000)
                                               ----------
      Consideration assigned to
         11,614,133 shares issued              $2,038,585
                                               ==========
 Pro forma combined results of operations on the basis that the entities had been combined for the entire current and comparative first fiscal quarters are summarized as follows:

                                             First Quarter Ended March 31:
                                                  2002           2001
Pro forma revenue                                $17,028        $29,043
Pro forma loss for the period                  ($636,630)     ($162,175)
Pro forma basic and diluted loss per share        ($0.04)        ($0.01)
Pro forma weighted average number of shares   16,580,366     15,160,900

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

Note 5   Commitments entered into during the current quarter

 (i) The Company entered into agreements for the acquisition of computer hardware, software and a one-year consulting agreement for on going development services for its network marketing, administration and database system. Consideration payable over the one year period is $104,400 in cash, 150,000 shares (issued at a deemed value of $150,000), monthly fees of $11,000, sliding scale fees based on the Company's member webpage services and options to acquire 80,000 shares at a price of $0.90 per share.

      The Company has capitalized $4,400 to hardware and $70,000 to website and software assets. The balance of the consideration payable is being charged to operations over a one year period ending February 28, 2003.

      As the 150,000 shares above were issued in the period the full amount of the par value ($150) and additional paid in capital ($149,850) have been recorded in stockholders' equity. The portion of the stock consideration not yet charged to operations at March 31, 2002 ($137,000) has been deducted from stockholders' equity as deferred compensation.

 (ii) On January 2, 2002, the Company entered into a consulting agreement for consulting services related to strategic development. Under the terms of the agreement, the Company will receive consulting services in consideration for a fee equal to 2% of the Company's gross profit for a period of five years from the date of the agreement and a fee equal to 1% of the Company's gross profit for a period of five years thereafter.

 (iii)Effective January 31, 2002 the Company entered into two year employment contracts with its President, and Vice President/Chief Operating Officer. Annual base remuneration under the contracts is $150,000 and $120,000 respectively, payable monthly.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

Note 5   Commitments entered into during  the current quarter (continued)

 (iv) Agreement in principal for future financial consulting services and investor relations for a two year period. To date services under this contract have not yet commenced, accordingly no provision for costs has been charged to operations. The contract provides for fixed fees of $420,000 per annum, reimbursement of expenses, and the option to acquire 500,000 shares at a price of $0.90 per share.

Note 6   Stock Options

 The Directors have adopted the 2002 Stock Option Plan (the "2002 Plan"), to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as means to attract and retain key employees and consultants. The shares to be offered under the 2002 Plan consist of previously unissued common shares, and are not to exceed 2,500,000 shares in total. The exercise price to be set on granting of the options shall not be less than 85% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company). The vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.

 In the current fiscal quarter, two year and five year options for 1,590,000 shares were granted at prices of $0.90 and $1.00 per share. The exercise price was set at the fair market value on the date of granting. The options vested 25% on granting (February 28, 2002) with 25% vesting each 3 months thereafter.

 Stock options granted under the 2000 Stock Incentive Plan for the acquisition of 100,000 shares at a price of $2.50 per share by July, 2003 have vested and remain outstanding. The stock option granted under the 2000 Stock Incentive Plan has been adjusted to reflect the reverse splits of the company's stock in 2000 and 2001.
Note 6   Stock Options (continued)

 Changes in the Company's stock options are as follows:

                                                    Exercise    Weighted
                                                   Price per    Average
                                                     Share    Exercise Price
                                       Shares          $            $

Outstanding, December 31, 2000        162,500         2.50         2.50
Granted                                     -            -            -
Exercised                                   -            -            -
Forfeited or expired                  (62,500)        2.50         2.50
                                    ---------    ---------        -----
Outstanding, December 31, 2001        100,000         2.50         2.50

Granted                             1,590,000    0.90-1.00         0.92
Exercised                                   -            -            -
Forfeited or expired                        -            -            -
                                    ---------    ---------        -----
Outstanding, March 31, 2001         1,690,000    0.90-2.50         1.01
                                    ---------    ---------        -----

 Additional information about stock options outstanding and exercisable at March 31, 2002 is as follows:

       Options Outstanding                  Options Exercisable
                             Weighted                            Weighted
                             Average                             Average
 Exercise    Number        Remaining         Number              Exercise
price/share outstanding   contractual     Exercisable              Price
    $                         Life                                   $
0.90         1,315,000      4.0 years       328,750                0.90
1.00           275,000      4.9 years        68,750                1.00
2.50           100,000      1.2 years       100,000                2.50
             ---------                      -------
             1,690,000                      497,500
             =========                      =======

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

  Note 6   Stock Options (continued)

       As permitted by Statement of Financial Accounting Standards ("SFAS") 123, the Company has elected to continue to follow Accounting Principles Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock awards. Under APB 25, when the exercise price of the Company's employee stock awards is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. As all of the Company's stock options have been priced with an exercise price equal to the market price on the date of grant, no compensation expense to employees has been recognized in the accompanying financial statements.

       The grant date fair value of employee options granted in the quarter is $1.42 per share on weighted average basis. Had compensation cost for the stock based employee compensation been recorded, based upon the fair value of stock options, additional compensation expense for the period would have been $142,000. As the company continues to follow APB 25 for stock options to employees SFAS 123 requires the following pro forma disclosure assuming this additional compensation expense:

                                                Period ended March 31,
                                                 2002           2001

  Pro forma loss                                $701,730      $177,065

  Pro forma basic and diluted loss per share      ($0.05)       ($0.02)

       The outstanding stock options include options as to 460,000 shares having a weighted average life of 3.6 years and exercisable at a price of $0.90 per share which were granted in the current quarter to non-employee consultants. The options have vested as to 25% on February 28, 2002, with the remainder vesting each 3 months thereafter as to 25%. Consulting expense totaling $50,680 has been recorded in the current quarter on account of these stock options, which have a total grant date fair market value of $202,720.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

March 31, 2002

  Note 6   Stock Options (continued)

       The fair value of the options granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of 64%, and a weighted average life of
       4.7 years for employee and 3.6 years for non-employee options.

       The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which are fully transferable and freely traded. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       Pro forma results of operations under SFAS 123 may be materially different than actual results realized.

  Item 2.   Management's Discussion and Analysis or Plan of Operation.

  Plan of Operation.
  ------------------

     Following the closing of the Share Exchange Agreement as discussed in
Item 5 below, the Company's operations became those of Network Lifestyle Radio Corp., a Delaware corporation ("NLR"), its 99.65%-owned subsidiary. NLR, through its wholly-owned subsidiaries, Network Lifestyle Radio (Canada) Corp., a Canadian corporation ("NLR Canada"), and HALO.TV, Inc., a Nevada corporation ("HALO.TV"), is developing an innovative business concept that is designed efficiently and rapidly to bring to market unique health and wellness products and services using a marketing strategy that features a combination of broadcast media, the internet and an enhanced direct selling model. NLR will initially focus on marketing products in the rapidly growing health, wellness and anti-aging industry. NLR's mission is to build a multi-media marketing company that uses celebrities and key strategic partners to merchandise products, services and sales tools through traditional and new marketing channels.

     HALO.TV will focus initially on marketing products to the health, wellness and anti-aging industry. HALO.TV has identified and is in the process of negotiating exclusive arrangements to represent world class, leading edge product lines. Retail sales are anticipated to be made through a national network of home-based entrepreneurs. HALO.TV will assist in product branding and corporate awareness through the use of a converged multi-media strategy. This strategy will include a nationally syndicated radio show, live and archived webcasting and, eventually, television. The NLR/HALO.TV converged media programming will be entertaining, educational, geared to branding of HALO.TV and tailored to appeal to the home-based entrepreneur.

     NLR's products are anticipated to be marketed through several marketing avenues and will include the establishment of a hybrid direct marketing system. This system enables NLR's independent sales force, consisting of independent HALO.TV lifestyle consultants or "Distributors" to earn commissions and bonuses selling NLR products to retail consumers or building sales organizations of other Distributors. In general, NLR will identify sales leaders with experience and recruit them to the NLR business. These experienced "field leaders" will then set about the process using the NLR direct sales income generation plan and NLR's product offering to recruit others to the business.

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

     Through NLR, the Company plans to develop and capitalize on a marketing and distribution platform, which consists of the following principal elements:

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

     NLR and HALO.TV have entered into a letter of intent dated December 19, 2001 with Ultracare Laboratories Inc., under which Ultracare has agreed to formulate, manufacture and package 14 products for NLR and HALO. HALO will initially market UltraPlus and Cosmotanical products as co-branded products under the terms of the letter of intent.

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

          Marketing and Promotion
          -----------------------

     One aspect of the HALO.TV marketing strategy is the plan to establish a nationally syndicated radio show in the United States called HALO-RADIO. HALO-RADIO radio is designed to be an hour long, interview-style program that will interview high profile athletes, product innovators, health care professionals and business people on the subjects of "Health, Anti-Aging, Lifestyle and Options." The program is not an infomercial but rather an entertaining and educational health, wellness and business show. HALO-RADIO President and CEO, Michael C. Woodman (a/k/a Jesse Dylan), will host the program, and HALO-RADIO will control the content of the one-hour radio show.

     NLR entered into a Program Affiliation Agreement dated November 8, 2001, with a leading radio program syndication Independent Radio Services LLC, d/b/a Weekend Radio Network (WRN). Under the terms of the Program Affiliation Agreement, WRN began broadcasting HALO-RADIO's show each week beginning on Sunday, December 2, 2001 at 10 a.m. P.S.T. NLR agreed to pay TRM a monthly fee of $10,000 and receives seven minutes of commercial air time during each HALO-RADIO show, which HALO-RADIO may sell or use to promote its products.
The HALO radio network was launched on 63 radio stations across the United
States.

     HALO-RADIO is targeting radio stations that are news/talk stations catering to a listening audience of adults aged 35 and older, upwardly mobile, with an above-average income. HALO-RADIO may choose to "seed" the radio network with purchase of radio in other strategic markets not covered under the initial syndication. HALO-RADIO will broadcast advertisements for the HALO.TV products under the syndication agreement.

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

     NLR will pay Interfair a fee equal to 2% of NLR's Gross Profit for a period of 10 years from the date of this Consulting Agreement. A copy of the Consulting Agreement with Interfair was attached as an exhibit to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001 and is incorporated herein by reference. See the Exhibit Index, Item 6 of this Report.

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the health and wellness products and services industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the health and wellness industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the health and wellness products and services industry, the development of products and that may be superior to the products and services offered by the Company, demand for health and wellness products and services, competition, changes in the quality or composition of the Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Results of Operations.
----------------------

     During the quarterly period ended March 31, 2002, the Company's business operations became those of NLR, its subsidiary. During the three months ended March 31, 2002, we earned total revenues of $11,162, as compared to $0 during the two months ended March 31, 2001. Our expenses increased to $567,698, from $177,065 in the two-month period ended March 31, 2001. These increases were due largely to increased broadcast production and services, accounting and legal services, and consulting and corporate services as we began carrying out our business plan. Net loss for the three months ended March 31, 2002, was ($559,730), as compared to a net loss of ($177,065) during the two months ended March 31, 2001. Basic and diluted loss per share was ($0.04) and ($0.02), respectively.

  Liquidity.
  ----------

            The Company had cash on hand of $1,918,095 at March 31, 2002. Management believes that this will be sufficient to meet its anticipated expenses during the next 12 months.

                     PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings.

            None; not applicable.

  Item 2.   Changes in Securities.

            During the quarterly period ended March 31, 2002, the Company issued 150,000 "unregistered" and "restricted" shares of its common stock to Click2Rewards.com as partial consideration for the Company's acquisition of certain hardware and proprietary software to be used in NLR's business, as discussed in Item 5, below. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

  Item 3.   Defaults Upon Senior Securities.

            None; not applicable.

  Item 4.   Submission of Matters to a Vote of Security Holders.

            None; not applicable.

  Item 5.   Other Information.

            On February 28, 2002, the Company, NLR and the 46 stockholders who collectively owned 99.65% of NLR's issued and outstanding shares (the "NLR Stockholders") executed a Share Exchange Agreement by which the Company acquired 99.65% of NLR's issued and outstanding shares in exchange for the issuance of 11,614,133 "unregistered" and "restricted" shares of the Company's common stock to the NLR Stockholders. The Company also agreed to use its best efforts to file a resale registration statement with the Securities and Exchange Commission to register these shares, with the exception that the Company would register only 1,222,400 of the 3,518,400 shares issued to Michael C. Woodman, and 200,000 of the 1,200,000 shares issued to Dean Mailey.

     As a result of the Share Exchange Agreement, NLR became a 99.65%-owned subsidiary of the Company and the NLR Stockholders became the holders of approximately 70% of the Company's issued and outstanding shares of common stock. On March 13, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the material terms of the Share Exchange Agreement and the Company's acquisition of NLR, which Form 8-K is incorporated herein by reference. The Form 8-K was amended on March 27, 2002, to include audited financial statements of NLR as of December 31, 2001, and January 31, 2001, and unaudited consolidated pro forma financial statements as of December 31, 2001, and this amended Form 8-K is also incorporated herein by reference. See the Exhibit Index, Item 6 of this Report.

     Upon the closing of the Share Exchange Agreement, Suzanne L. Wood resigned as President of the Company and Coreena Hansen resigned as its Secretary/Treasurer. Immediately thereafter, Michael C. Woodman was appointed Chief Executive Officer, President and director of the Company, and Dean Mailey was appointed Chief Operating Officer and director.

     In connection with the acquisition of NLR, the Company's Board of Directors and the holders of 52.7% of its issued and outstanding shares of common stock voted to change the Company's name to "Health Anti-Aging Lifestyle Options, Inc." On March 1, 2002, the Company filed with the Utah Division of Corporations Articles of Amendment effecting this name change, effective as of March 18, 2002. A copy of these Articles of Amendment was attached as an exhibit to the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, which is incorporated herein by reference. See the Exhibit Index, Item 6 of this Report.

     Effective February 28, 2002, the Company's Board of Directors voted to adopt the 2002 Stock Option Plan (the "Option Plan"), by which the Company was authorized to grant options to purchase up to 2,500,000 shares of its common stock. No option may be exercised until: (i) the Company has filed a Form 8-A with the Securities and Exchange Commission and the Form 8-A has become effective; (ii) the Option Plan has been ratified by the Company's stockholders; and (iii) the Company has filed with the Commission a Registration Statement on Form S-8 to register the shares underlying the options. As of March 31, 2002, the Company had granted options to purchase 1,590,000 shares of the Company's common stock at prices ranging from $0.90 per share to $1.00 per share.

     Also on February 28, 2002, the Company advanced to Click2rewards.com, Inc., $26,100 in connection with the Company's acquisition of certain hardware and proprietary software to be used in NLR's business. We are obligated to pay an additional $78,300 within 12 months and to issue 150,000 shares of our common stock.

     The NLR acquisition and NLR's business were discussed in the Company's Current Report on Form 8-K, as amended, and its Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, each of which is incorporated herein by reference. See the Exhibit Index, Item 6 of this Report.

  Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                 None.

            (b)  Reports on Form 8-K.

                 Current Report on Form 8-K, dated February 28, 2002, filed with the Securities and Exchange Commission March 13, 2002, and amended March 27, 2002.

             DOCUMENTS INCORPORATED BY REFERENCE

                 Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, filed with the Securities and Exchange Commission March 27, 2002.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROACCEL, INC.



  Date:  May 15, 2002                 By /s/ Michael C. Woodman
        -------------                   ----------------------------------
                                        Michael C. Woodman, Chief Executive
                                        Officer, President and Director


            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                         MICROACCEL, INC.



  Date: May 15, 2002                     By /s/ Michael C. Woodman
       -------------                       -----------------------
                                           Michael C. Woodman, Chief Executive
                                           Officer, President and Director


  Date:  May 15, 2002                    By /s Dean Mailey
        -------------                      ---------------------
                                           Dean Mailey, Chief Operating
                                           Officer and Director


  Date:  May 15, 2002                    By /s/ Suzanne L. Wood
        -------------                      --------------------
                                           Suzanne L. Wood, Director


  Date:  May 15, 2002                    By /s/ Justin W. Harbord
        -------------                      ----------------------
                                           Justin W. Harbord, Director