Form 10QSB
period 2002-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2002-08-14
CIK 805902

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002
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

                               June 30, 2002

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


HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
U.S. Dollars

                                         June 30,              December 31,
                                           2002                   2001
                                            $                       $
                                    ASSETS


CURRENT

  Cash                                           1,138,963          45,639

  Goods and services tax recoverable                33,709          18,735

  Advances and prepaid expenses                    240,960          75,253

  Inventory                                         88,302              -

                                                 1,501,934         139,627

CAPITAL ASSETS                                     126,201          59,803

TOTAL ASSETS                                     1,628,135         199,430


                                 LIABILITIES

CURRENT

  Accounts payable and accrued liabilities         246,219         262,638

  Deferred revenue                                   9,228              -

  Loan payable                                       6,741           6,741

  Long term debt - current portion                 152,500         141,670

                                                   414,688         411,049

LONG TERM DEBT                                          -           23,330

TOTAL LIABILITIES                                  414,688         434,379

NON-CONTROLLING INTEREST IN SUBSIDIARY (NOTE 4)          1            -

               STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK

  Authorized:
   30,000,000 common shares, $0.001 par value
   10,000,000 preferred shares, $0.001 par value
 Issued and outstanding:
   16,726,033 common shares
    (December 31, 2001: 11,655,000)                 16,726          11,655

ADDITIONAL PAID-IN CAPITAL                       4,112,088         865,971

DEFERRED COMPENSATION (NOTE 5)                    (200,860)             -

ADVANCES UNDER SHARE EXCHANGE AGREEMENT                 -          500,000

DEFICIT ACCUMULATED DURING THE
 DEVELOPMENT STAGE                              (2,714,508)     (1,612,575)

TOTAL STOCKHOLDERS' EQUITY                       1,213,446        (234,949)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       1,628,135         199,430


 See accompanying Notes to the Consolidated Financial Statements


HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF OPERATIONS
U.S. Dollars

                                                                   Cumulative
                                                                      From
                                                                 Inception of
                                                                  Development
              Three       Three     Six            Five           Stage on
             Months      Months     Months         Months         February 2,
             Ended       Ended      Ended         Ended            1999 to
            June 30,     June 30,    June 30,      June 30,        June 30,
               2002        2001       2002        2001 (Note 4)      2002
                 $          $         $               $              $

REVENUE

 Sales              35,218            -        46,380         -        47,500

 Cost of
  Sales            (27,784)           -       (33,082)        -       (33,082)

GROSS PROFIT         7,434            -        13,298         -        14,418

INTEREST

 INCOME              9,015            -        11,119         -        11,188

                    16,449            -        24,417         -        25,606

SALES EXPENSES      16,114            -        20,348         -        20,348

GENERAL AND
 ADMINISTRATIVE
 EXPENSES

 Accounting
  and legal         52,820        38,630      109,282      37,330     237,348

 Advertising
  and business
  development        9,581        15,460       36,708      21,077      81,297

 Amortization       10,744         1,478       16,882       3,331      31,593

 Broadcast
  production
  and services      21,272         4,198       83,287       4,198     134,391

 Consulting and
 corporate
 services          250,703       450,558      502,713     518,333   1,218,649

 Interest on
  long term debt        -             -          -             -       15,000

 Management and
 Directors' fees    22,500        94,478       55,000     176,178     530,924

 Office and
  Sundry            22,929         6,381       37,951       9,713      62,753

 Rent               20,765         7,300       35,058      12,930      72,689

 Regulatory and
  stock transfer
  fees               5,993          (742)      10,447       1,240      18,157

 Telecommunication
 and utilities       8,473         4,655       19,532       6,514      34,762

 Travel and
  Entertainment      2,283         5,315       12,496      13,932      74,371

 Wages             122,125            -       194,296          -      207,832

                  (566,302)     (627,711)  (1,134,000)   (804,776) (2,740,114)

NET LOSS          (549,853)     (627,711)  (1,109,583)   (804,776) (2,714,508)

BASIC AND DILUTED
 LOSS PER SHARE      (0.03)        (0.06)       (0.07)      (0.07)

WEIGHTED AVERAGE
 NUMBER
 OF SHARES      16,726,033    10,988,088   15,022,066  10,751,938


       See accompanying Notes to the Consolidated Financial Statements


HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars

                         Number
                           of                    Additional
                         Common                   Paid-in        Deferred
                         Shares     Shares       Capital       Compensation
                                     $             $               $

Balance,
 February 2, 1999               -          -             -              -

 Stock issued for
  cash at 0.001
  per share             10,200,000     10,200            -              -

 Net loss for the
 period ended
 January 31, 2000               -          -             -              -

Balance,
 January 31, 2000       10,200,000     10,200            -              -

 Stock
 subscriptions
 received                       -          -             -              -

 Net loss for the
 year ended
 January 31, 2001               -          -             -              -

Balance,
 January 31, 2001       10,200,000     10,200            -              -

 Stock issued for
 Services at $2.00
 per share                 200,000        200       399,800             -

 Stock issued for
 cash at $2.00
 per share                 125,000        125       249,875             -

 Stock issued in
 settlement of debt
 at $1.00 per share         75,000         75        74,925             -

 Stock issued for
 services at $0.135
 per share               1,055,000      1,055       141,371             -

 Advances under share
 exchange agreement             -          -             -              -

 Net loss for the
 year ended
 December 31, 2001              -          -             -              -

Balance,
 December 31, 2001      11,655,000     11,655       865,971             -

 Advances under
 share exchange
 agreement                      -          -             -              -

 Shares tendered to
 MicroAccel, Inc.      (11,614,133)        -             -              -

 Shares not tendered
 minority interest         (40,867)                      (1)            -

 Historical number
 of shares issued
 by MicroAccel, Inc.
 (Note 4)                4,961,900         -             -              -

 MicroAccel, Inc.
 Shares issued on
 reverse acquisition
 (Note 4)               11,614,133         -      2,906,119             -

 Adjustment in
 capital stock
 to stated par
 value of $0.001
 per share                      -       4,921       (12,571)            -

 Technology
 agreement at
 $1.00 per share           150,000        150       149,850        (99,500)

 Stock options
 granted to non-
 employees                      -          -        202,720       (101,360)

 Net loss for
 the period                     -          -             -              -

Balance,
 June 30, 2002          16,726,033     16,726     4,112,088       (200,860)


HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.) (A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. Dollars
                           (CONTINUED)

                               Advances       Deficit
                                 Under       Accumulated        Total
                 Advances       Share         During          Stockholders'
                On stock       Exchange     Development        Equity
               Subscriptions    Agreement       Stage        (Deficiency)
                   $            $             $               $


Balance,
 February 2, 1999               -          -             -              -

 Stock issued for
  cash at 0.001
  per share                     -          -         (7,650)         2,550

 Net loss for the
 period ended
 January 31, 2000               -          -         (3,823)        (3,823)

Balance,
 January 31, 2000               -          -        (11,473)        (1,273)

 Stock subscriptions
 received                   65,000         -             -          65,000

 Net loss for the
 year ended
 January 31, 2001               -          -       (202,449)      (202,449)

Balance,
January 31, 2001            65,000         -       (213,922)      (138,722)

 Stock issued for
 services at $2.00
 per share                      -          -             -         400,000

 Stock issued for
 cash at $2.00
 per share                 (65,000)        -             -         185,000

 Stock issued in
 settlement of debt
 at $1.00 per share
                                 -         -             -          75,000
 Stock issued for
 services at $0.135
 per share                      -          -             -         142,426

 Advances under share
 exchange agreement             -     500,000            -         500,000

 Net loss for the
 year ended
 December 31, 2001              -          -    (1,398,653)     (1,398,653)

Balance,
 December 31, 2001              -     500,000   (1,612,575)       (234,949)

 Advances under
 share exchange
 agreement                      -     367,534           -          367,534

 Shares tendered to
 MicroAccel, Inc.               -          -            -               -

 Shares not tendered
 minority interest              -          -             -              (1)

 Historical number
 of shares issued
 by MicroAccel, Inc.
 (Note 4)                       -          -             -              -

 MicroAccel, Inc.
 Shares issued on
 reverse acquisition
 (Note 4)                       -    (867,534)           -       2,038,585

 Adjustment in
 capital stock
 to stated par
 value of $0.001
 per share                      -          -          7,650             -

 Technology
 agreement at
 $1.00 per share                -          -             -          50,500

 Stock options
 granted to non-
 employees                      -          -             -         101,360

 Net loss for
 the period                     -          -     (1,109,583)    (1,109,583)

Balance,
 June 30, 2002                  -          -     (2,714,508)     1,213,446



   See accompanying Notes to the Consolidated Financial Statements


HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. Dollars





                                                                    Cumulative
                                                                       From
                                                                  Inception of
                                                                   Development
                                      Six             Five           Stage on
                                    Months           Months        February 2,
                                    Ended            Ended      1999 Through
                                    June 30,        June 30,        June 30,
                                    2002            2001 (Note 4)     2002
                                    $              $                     $


Cash provided by (used in):

OPERATING ACTIVITIES

 Net loss                            (1,109,583)   (804,776)    (2,714,508)

Adjustments to reconcile net
 loss to net cash used in operating
 activities:

   Amortization                          16,882       3,331          31,593

   Accrued interest                          -           -           15,000

   Services paid for by stock
    and stock options                   151,860     471,213         694,286

Changes in operating assets
 and liabilities:

  Goods and services tax recoverable    (14,974)     (3,842)        (33,709)

  Advances and prepaid expenses        (165,707)      5,776        (240,960)

  Inventory                             (88,302)         -          (88,302)

  Accounts payable and
   accrued Liabilities                  (81,419)    128,987         181,219

  Deferred revenue                        9,228          -            9,228

Net cash used in
 operating activities                (1,282,015)   (199,311)     (2,146,153)

INVESTING ACTIVITIES

 Acquisition of capital assets          (83,280)     (1,876)       (157,794)

Net cash used in
 investing activities                   (83,280)     (1,876)       (157,794)

FINANCING ACTIVITIES

 Common stock issued for cash                -           -          252,550

 Proceeds from loan (repayment)         (12,500)         -          212,500

 Advances on stock subscriptions             -      160,000              -

 Proceeds from related party loans           -       29,841           6,741

 Advances under share
  exchange agreement                    367,534          -          867,534

 Cash acquired in reverse
  acquisition of MicroAccell, Inc.
  (Note 4)                            2,103,585          -        2,103,585

Net cash received from
  financing activities                2,458,619     189,841       3,442,910

INCREASE (DECREASE) IN CASH           1,093,324     (11,346)      1,138,963

CASH AT BEGINNING OF PERIOD              45,639      14,062              -

CASH AT END OF PERIOD                 1,138,963       2,716       1,138,963


     See accompanying Notes to the Consolidated Financial Statements


HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
U.S. Dollars

                                                                    Cumulative
                                                                       From
                                                                  Inception of
                                                                   Development
                                      Six             Five           Stage on
                                    Months           Months        February 2,
                                    Ended            Ended      1999 Through
                                    June 30,        June 30,        June 30,
                                    2002            2001 (Note 4)     2002
                                    $              $                     $


SUPPLEMENTAL CASH FLOWS INFORMATION

Interest expense                               -             -        16,243

Taxes                                          -             -            -

NON-CASH FINANCING ACTIVITIES

Common stock issued for current services   50,500       471,213      521,713

Common stock issued for future services   101,360            -       101,360

Loan retired by Issuance of stock              -             -        75,000

Advances on prior year's
 stock subscriptions settled
 by issuance of common stock                   -             -        65,000

Compensatory stock options
 expense for current service
 of non-employees                         101,360            -       101,360

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

       As described in Note 4, the Company acquired 99.65% interest in Network Lifestyle Radio Corp. ("NLR") effective February 28, 2002 (which is subsequent to the above mentioned Form 10-KSB) and these financial statements represent the presentation on a consolidated basis of the accounts of the new combined group. The prior period comparative figures are non-consolidated and represent the financial position, results and cash flows of NLR, as NLR is the continuing company for purposes of financial statement preparation. Accordingly, these unaudited interim financial statements should also be read in conjunction with the audited consolidated financial statements of NLR filed with the Company's Form 8-KA dated February 28, 2002.

       In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ended December 31, 2002

   Note 2   Going Concern

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

   Note 3   Significant Accounting Policies Adopted in the Current Year

       The following accounting policies were adopted in the current year in recognition of events or transactions occurring for the first time.

       Revenue recognition

          The Company derives revenue from the sale of product to independent distributors ("Lifestyle Consultants") at wholesale prices. All sales are on a prepaid basis as the Company has a policy of no credit sales.

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

   Note 3   Significant Accounting Policies Adopted in the Current Year
(continued)

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

       The consolidated financial statements at June 30, 2002 represent a continuation of the financial statements of NLR. NLR was incorporated under the laws of the State of Delaware on February 2, 1999 under the name of Casper Enterprises Inc. Its primary business was the exploration of mineral resources. On June 8, 2000 NLR changed its name to workathome.com Ltd. Subsequently, on July 24, 2000, it changed its name to Network Lifestyle Radio Corp., to match the change of business direction into the business of marketing products and services in the health, wellness and anti-aging industry. NLR is considered a development stage company and the accompanying financial statements provide disclosures specified in SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises". During the period ended December 31, 2001, NLR changed its year-end from January 31st to December 31st.

  Note 4   Business Combination (continued)

       The business combination with MicroAccel will continue the business direction of marketing products and services in the health, wellness and anti-aging industry initially through a network of independent Lifestyle Consultants who purchase at wholesale pricing for the purpose of selling to retail customers and for personal consumption. Lifestyle Consultants earn commissions on their downline growth and sales volume. The combined company operates from premises in Vancouver, Canada. At June 30, 2002 it is still considered to be in the development stage.

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

       The consolidated balance sheet of HALO at June 30, 2002 reflects the assets and liabilities of the combined companies as the aggregate of the assets and liabilities of NLR at net book value and the fair value of the net assets of MicroAccel acquired effective February 28, 2002. In accordance with accounting principles generally accepted for reverse acquisitions, the amounts shown for capital stock and additional paid-in capital are calculated by adding to the book value of the equity accounts of NLR the cost of the acquisition. However, the capital structure, being the number and type of shares issued, reflects that of the legal parent, HALO (formerly MicroAccel), including the shares issued to complete the reverse takeover.

       The interest in NLR attributable to the 40,867 shares (0.35%) not exchanged for MicroAccel shares is recorded at the proportionate book value of net assets of NLR, being $1.

  Note 4   Business Combination (continued)

       The consolidated statement of operations reflects the results of operations of NLR and its subsidiaries for the first six months of fiscal 2002 plus the results of operations of HALO (formerly MicroAccel) from February 28, 2002, the date of the business combination, to June 30,2002.

       The comparative consolidated statement of operations reflects the results of operations of only NLR and its subsidiaries commencing February 1, 2001, the beginning of its 2001 fiscal year, as the prior fiscal year end of NLR was January 31, 2001. The NLR group of companies include NLR and its wholly owned subsidiaries HALO.TV,Inc., a company incorporated under the laws of Nevada, and HALO (Canada) Inc. formerly Network Lifestyle Radio (Canada) Corp., a company incorporated in Canada. The subsidiaries were incorporated by NLR. All inter-company transactions and balances have been eliminated on consolidation.

       For the purposes of computing basic and diluted loss per share for the current year the number of shares outstanding for the period to the date of the reverse acquisition is deemed to be the number of shares issued by MicroAccel to the shareholders of NLR. For the period from the reverse acquisition to June 30, 2002, the number of shares used in the calculation of loss per share is the actual number of shares of HALO outstanding in the period. The weighted average number of shares is based upon the numbers determined for the periods prior to and after the reverse acquisition as described above.

       For the comparative 2001 periods, the number of shares of MicroAccel issued in the reverse takeover is used as the basis for calculating the weighted average number of shares, appropriately adjusted for shares of NLR issued prior to the takeover.

       For the purposes of determining the cost of the purchase under reverse acquisition accounting, the fair value of the net assets of MicroAccel has been determined to be the most appropriate amount attributable to the new share capital issued, as follows effective February 28, 2002:

            Assets
                 Cash                     $2,103,585

            Liabilities
                 Accounts payable and
                    accrued liabilities      (65,000)

            Consideration assigned to
               11,614,133 shares issued   $2,038,585

       The three month period ended June 30, 2002 is the first period which presents the results of the predecessor companies MicroAccel and NLR on a fully combined basis for the entire period.

       Pro forma combined results of operations on the basis that the entities had been combined for the entire six months of 2002, and for the comparative 2001 periods are summarized as follows:

                                  Six              Three           Five
                                 Months            Months         Months
                                 Ended             Ended          Ended
                                June 30,           June 30,       June 30,
                                 2002              2001           2001
  Pro forma revenue             $      62,245     $    31,419     $    60,462

  Pro forma loss for
   the period                     ($1,167,110)      ($645,793)      ($807,868)

  Pro forma basic and
   diluted loss per Share              ($0.07)         ($0.04)         ($0.05)

  Pro forma weighted
   average number of shares        16,593,366      15,949,622      15,713,480


  Note 5   Commitments entered into during the current year

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

       As the 150,000 shares above were issued in the period the full amount of the par value ($150) and additional paid in capital ($149,850) have been recorded in stockholders equity. The portion of the stock consideration not yet charged to operations at June 30, 2002 ($99,500) has been deducted from stockholders' equity as deferred compensation.

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

       (iii) Effective January 31, 2002 the Company entered into two year employment contracts with its President, and Vice President/Chief Operating Officer. Annual base remuneration under the contracts is $150,000 and $120,000 respectively, payable monthly.

       An Agreement effective May 15, 2002 was entered into for financial consulting services and investor relations for a two year period. The contract provides for fixed fees of $35,000 per month, reimbursement of expenses, and the granting of an option to acquire 500,000 shares at a price of $0.90 per share for a period of two years from the date of grant. To date the option has not yet been granted.

  Note 6   Stock Options

       The Directors have adopted the 2002 Stock Option Plan (the "2002 Plan"), to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as a means to attract and retain key employees and consultants. The shares to be offered under the 2002 Plan consist of previously unissued common shares, and are not to exceed 2,500,000 shares in total. The exercise price to be set on granting of the options shall not be less than 85% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company). The vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.

       In the first fiscal quarter, two year and five year options for 1,590,000 shares were granted at prices of $0.90 and $1.00 per share. The exercise price was set at the fair market value on the date of granting. The options vested 25% on granting (February 28, 2002) with 25% vesting each 3 months thereafter.

       Stock options granted under the 2000 Stock Incentive Plan for the acquisition of 100,000 shares at a price of $2.50 per share by July, 2003 have vested and remain outstanding. The stock option granted under the 2000 Stock Incentive Plan has been adjusted to reflect the reverse splits of the company's stock in 2000 and 2001.

       Changes in the Company's stock options are as follows:


                                                   Exercise        Weighted
                                                  Price per        Average
                                                   Share        Exercise Price
                                     Shares          $              $


  Outstanding, December 31, 2000         162,500          2.50         2.50

  Granted                                     -             -            -

  Exercised                                   -             -            -

  Forfeited or expired                   (62,500)         2.50         2.50

  Outstanding, December 31, 2001         100,000          2.50         2.50

  Granted                              1,590,000     0.90-1.00         0.92

  Exercised                                   -             -            -

  Forfeited or expired                        -             -            -

  Outstanding, June 30, 2002           1,690,000     0.90-2.50         1.01



       Additional information about stock options outstanding and exercisable at June 30, 2002 is as follows:

  Options Outstanding                         Options Exercisable
                              Weighted                             Weighted
                              Average                              Average
Exercise          Number      Remaining            Number          Exercise
price/share     Outstanding   contractual          Exercisable      Price
  $                              Life                                 $
  0.90        1,315,000       3.8 years            657,500           0.90

  1.00          275,000       4.6 years            137,500           1.00

  2.50          100,000       1.0 years            100,000           2.50

              1,690,000                            895,000


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

       The grant date fair value of employee options granted in the first quarter of 2002 was $1.42 per share on a weighted average basis. Had compensation cost for the stock based employee compensation been recorded, based upon the fair value of stock options, additional compensation expense for the three month and six month periods ended June 30, 2002 would have been $142,000 and $284,000 respectively. As the company continues to follow APB 25 for stock options to employees SFAS 123 requires the following pro forma disclosure assuming this additional compensation expense:


                 Three       Six         Three           Five
                 Months     Months       Months          Months
                 Ended      Ended         Ended          Ended
                 June 30,    June 30,     June 30,       June 30,
                 2002       2002          2001            2001
                    $         $              $              $

  Pro forma loss        691,853   1,393,583      627,711      804,776

  Pro forma basic
     and diluted loss
     per share            (0.04)      (0.09)       (0.06)       (0.07)


       The outstanding stock options include options as to 460,000 shares having a remaining weighted average life of 3.3 years and exercisable at a price of $0.90 per share which were granted in the first quarter of 2002 to non-employee consultants. The options vested as to 25% on February 28, 2002, with the remainder vesting each 3 months thereafter as to 25%. Consulting expense totaling $50,680 and $101,360 has been recorded in the three month and six month periods ended June 30, 2002 respectively on account of these stock options, which had a total grant date fair market value of $202,720.

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

  Note 7   Subsequent Event

       In July, 2002 the Company paid $500,000 to acquire 500,000 shares of FAR Group Inc., a Washington State corporation in the development stage. The Company intends to enter into a joint marketing program with FAR Group Inc. for the distribution of its lifestyle products, and in particular nutritional supplements utilizing a kiosk-based marketing system being developed by FAR Group. The investment represents a 1.6% equity interest.

  Item 2.   Management's Discussion and Analysis or Plan of Operation.

  Plan of Operation.
  ------------------

     The Company's operations are those of Network Lifestyle Radio Corp., a Delaware corporation ("NLR"), its 99.65%-owned subsidiary. NLR, through its wholly-owned subsidiaries, Network Lifestyle Radio (Canada) Corp., a Canadian corporation ("NLR Canada"), and HALO.TV, Inc., a Nevada corporation ("HALO.TV"), is developing an innovative business concept that is designed efficiently and rapidly to bring to market unique health and wellness products and services using a marketing strategy that features a combination of broadcast media, the internet and an enhanced direct selling model. NLR is initially focusing on marketing products in the rapidly growing health, wellness and anti-aging industry. NLR's mission is to build a multi-media marketing company that uses celebrities and key strategic partners to merchandise products, services and sales tools through traditional and new marketing channels.

     HALO.TV is focusing initially on marketing products to the health, wellness and anti-aging industry. HALO.TV has identified and is in the process of negotiating exclusive arrangements to represent world class, leading edge product lines. Retail sales are being made through a national network of home-based entrepreneurs. HALO.TV is assisting in product branding and corporate awareness through the use of a converged multi-media strategy. This strategy includes a nationally syndicated radio show, live and archived webcasting and, eventually, television. The NLR/HALO.TV converged media programming is entertaining, educational, geared to branding of HALO.TV.

     NLR's products are marketed through several marketing avenues and include the establishment of a hybrid direct marketing system. Initially, this system will enable NLR's independent sales force, consisting of independent HALO.TV lifestyle consultants or "Distributors" to earn commissions and bonuses selling NLR products to retail consumers or building sales organizations of other Distributors. In general, NLR will identify sales leaders with experience and recruit them to the NLR business. These experienced "field leaders" will then set about the process using the NLR direct sales income generation plan and NLR's product offering to recruit others to the business.

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

     Through NLR, the Company is developing and plans to capitalize on a marketing and distribution platform, which consists of the following principal elements:

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

     Educational and Promotional Materials. NLR has developed and is selling the initial startup kits, which an individual must purchase in order to become a Distributor, as well as other educational and promotional materials. Such materials include sales aids, informational videotapes and cassette recordings, CDs, and DVDs.

     Product Procurement. All of NLR's products are manufactured by outside companies.

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

     NLR and HALO.TV have entered into a letter of intent dated December 19, 2001 with Ultracare Laboratories Inc., under which Ultracare has agreed to formulate, manufacture and package 14 products for NLR and HALO. HALO is currently marketing UltraPlus and Cosmotanical products as co-branded products under the terms of the letter of intent.

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

          Marketing and Promotion
          -----------------------

     One aspect of the HALO.TV marketing strategy involves the establishment of a nationally syndicated radio show in the United States called HALO-RADIO. HALO-RADIO radio is a weekly, one hour long, interview-style program that will interview high profile athletes, product innovators, health care professionals and business people on the subjects of "Health, Anti-Aging, Lifestyle and Options." The program is not an infomercial but rather an entertaining and educational health, wellness and business show. HALO-RADIO President and CEO, Michael C. Woodman (a/k/a Jesse Dylan), hosts the program, and HALO-RADIO controls the content of the one-hour radio show.

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

          Direct Sales Marketing System
          -----------------------------

     Initially, NLR's products are being distributed through a direct sales marketing system consisting of an extensive network of Distributors. Distributors are generally independent contractors who purchase products directly from NLR. In some instances, Distributors may sell and ship Product directly to retail customers. Distributors may elect to work on a full-time or part-time basis. NLR believes that its direct sales marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its Distributors therefore work on a part-time basis. NLR believes that its direct sales marketing system is ideally suited to marketing its products because sales of such products are strengthened by ongoing personal contact between retail consumers and Distributors. NLR encourages its Distributors to use NLR's products and to communicate the results of their use of such products to their retail customers.

     Distributors' earnings are derived from several sources. First, a Distributor new to NLR's network system receives up to 20% commission paid on all retail sales to customers. Secondly, a Distributor who desired to build an active HALO business will be encouraged to share the HALO business opportunity with other entrepreneurs who in turn will do the same. A HALO Distributor will be paid bonuses up to 50% of the available bonus on a given product sale on the sales volume from their first five generations of sponsorship. Thirdly, a Distributor will be paid a generation bonus on his or her entire "downline" business volume. And fourthly, the HALO Distributor will be paid on a pro-rata share of a bonus pool on the business volumes of the entire company.

     NLR may modify the proposed compensation plan described above as desirable to best suit NLR's business strategy. Although NLR intends to establish a system of compensation that attracts Distributors, there can be no assurance that NLR will successfully attract or retain Distributors.

     Distributors are responsible for the majority of retail sales. To become a Distributor, a person must be sponsored by an existing Distributor, or sign on directly through the Internet, quoting an existing Distributor's reference number so that "downlines" can be properly built and commissions calculated. Each Distributor must purchase a startup kit from NLR. NLR maintains a computerized system for processing orders and calculating commission payments enabling it to remit such payments promptly to Distributors. NLR believes that prompt remittance of commissions is vital to maintaining a motivated network of Distributors and that its Distributors' loyalty to NLR will be enhanced if NLR consistently makes commission payments on a scheduled basis.

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

     Following completion of the regulatory compliance phase, NLR intends to undertake the steps necessary to meet the operational requirements of the new market. NLR is developing a centralized ordering system. Products are shipped to the purchaser from a contracted fulfillment center.

     Although NLR is starting to establish a direct sales system for its products, there can be no assurance that NLR can enter markets or develop its sales system on a timely basis, if at all, or that such markets will prove to be profitable. Regulatory and legal barriers must be overcome before NLR can begin to establish its marketing and sales organization. In addition, implementation of NLR's rollout strategy require substantial working capital and capital expenditures.

          Strategic Consulting Agreement
          ------------------------------

     NLR entered into a Consulting Agreement with Interfair
Aktiengesellschaft, a Liechenstein corporation, for consulting services related to strategic development. Under the terms of the Consulting Agreement, Interfair will provide NLR with the following services for a period of five years:

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

Results of Operations.
----------------------

Three months ended June 30, 2002, compared to three months ended June 30,
2001.
-----

      During the three months ended June 30, 2002, the Company had sales revenue of $35,218, as compared to $0 in revenue during the three months ended June 30, 2001. This increase is due to the Company's commencement of its business plan in 2002. Cost of sales was $27,784 and $0, respectively, in these periods.

      Sales for the three month period ended June 30, 2002, generated a gross profit of $7,434, but after accounting for general and administrative expenses of $566,302, we recorded net loss of ($549,853), compared with gross profit of $0, general and administrative expenses of $627,711 and a net loss of ($627,711) during the three months ended June 30, 2001.

Six months ended June 30, 2002, compared to five months ended June 30, 2001.
---------------------------------------------------------------------------

     The Company recorded sales of $46,380 during the six months ended June 30, 2002. After deducting cost of sales of $33,082, the Company had gross profit of $13,298. We had no revenue during the five months ended June 30, 2001.

     General and administrative expenses totaled $1,134,000 in the six months ended June 30, 2002, as compared to $804,776 in the five month period ended June 30, 2001. Net loss during these periods was ($1,109,583) and ($804,776), respectively.

Liquidity.
----------

     The Company had cash on hand of $1,138,963 at June 30, 2002.
Management believes that this will be sufficient to meet its operational costs during the next 12 months.

                     PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings.

            None; not applicable.

  Item 2.   Changes in Securities.

            None; not applicable.

  Item 3.   Defaults Upon Senior Securities.

            None; not applicable.

  Item 4.   Submission of Matters to a Vote of Security Holders.

            On May 21, 2002, the Company held a special and annual meeting of its stockholders in Vancouver, British Columbia. At the meeting, the following persons were elected to serve as directors of the Company until the next annual meeting of the Company's stockholders or until the election or appointment of their successors:


Michael C. Woodman (aka Jesse Dylan)

               Suzanne L. Wood

               Dean Mailey; and

               Justin W. Harbord.

            At the meeting, the stockholders also ratified the following matters:

               the Company's 2002 Stock Option Plan, which had been approved by the Board of Directors on April 16, 2002;

               the Board's selection of Hoogendoorn & Company as the Company's independent auditors for the fiscal year ended December 31, 2002; and

               all actions taken by the Company, its directors, executive officers and employees prior to the date of the meeting.

  Item 5.   Other Information.

            On May 15, 2002, the Company entered into a Consulting Agreement with Monaco Capital & Communications S.A.M. ("Monaco Capital"), under which Monaco Capital agreed to provide certain financial consulting services to the Company in exchange for $35,000 per month; expenses; and a non-transferable option to purchase up to 500,000 shares of the Company's common stock at a price of $0.90 per share, exercisable for a period of two years. The Company also agreed to advance $250,000 to Monaco Capital upon execution of the Consulting Agreement, from which Monaco Capital is to deduct the payments referred to above. See the Exhibit Index, Part II, Item 6 of this Report.

            The Company's Board of Directors held a meeting on May 21, 2002, immediately after the completion of the meeting of the stockholders. At the Board meeting, the following persons were elected to serve in the capacities indicated for the ensuing year or until they are replaced by the Board:

               Michael C. Woodman (aka Jesse Dylan) - President and CEO;

               Dean Mailey - Chief Operating Officer; and

               Suzanne Wood - Secretary and Treasurer.

            On June 24, 2002, Ms. Wood resigned her positions as director, Secretary and Treasurer, effective immediately. On the same day, Kathryn Williams consented to serve in each of those positions. On June 25, 2002, the Board of Directors resolved to accept Ms. Wood's resignation. It also appointed Ms. Williams to fill the vacancy on the Board created by Ms. Woods' resignation, with Ms. Williams to serve until the next annual meeting of the Company's stockholders or until her prior resignation. The Board also appointed Ms. Williams Secretary and Treasurer of the Company and to hold those offices until she is replaced or the next annual meeting of the stockholders.

            Ms. Williams, age 39, has been involved in the public markets for over 20 years, gaining experience in the brokerage industry, venture capital markets, media and investor relations, as well as operational and business management. Currently, Ms. Williams is the President and a co-founder of Marketworks, Inc., a company that provides transitional services for private ventures to publicly traded companies. Since its inception in 1987, Marketworks, using a "hands on" approach, has assisted over 50 diverse companies in realizing their corporate goals. This has been achieved by instituting managerial and administrative procedures, building strong financial and reporting architecture and implementing comprehensive stockholder and investor communication programs.

          On June 28, 2002, Mr. Harbord resigned as a director of the Company, effective immediately. Neither Mr. Harbord's resignation nor Ms. Woods resignation were due to any disagreement with the Company in any respect.

          In July, 2002, which is subsequent to the period covered by this Report, the Company purchased 500,000 shares of FAR Group, Inc., a Washington corporation, for $500,000. This purchase represented 1.6% of the issued and outstanding shares of FAR Group. The Company plans to enter into a joint marketing program with FAR Group to distribute its lifestyle products through a kiosk-based marketing systems that FAR Group is developing.

          On August 13, 2002, which is subsequent to the period covered by this Report, the Company's Board of Directors appointed Ms. Williams Chief Financial Officer, to serve until the next annual meeting of the stockholders or her prior death, termination or resignation.

  Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                 Description of Exhibit.                    Exhibit No.
                 -----------------------                    -----------

                 Consulting Agreement with Monaco Capital    10

            (b)  Reports on Form 8-K.

                 None.

             DOCUMENTS INCORPORATED BY REFERENCE

                 None.

                              SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEALTH ANTI-AGING LIFESTYLE OPTIONS,
                                        INC.


  Date:  August 14, 2002              By /s/ Michael C. Woodman
        ----------------                ----------------------------------
                                        Michael C. Woodman
                                        CEO and President


            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        HEALTH ANTI-AGING LIFESTYLE OPTIONS,
                                        INC.


  Date: August 14, 2002               By /s/ Michael C. Woodman
       ----------------                 ------------------------------
                                        Michael C. Woodman
                                        CEO, President and Director



  Date:  August 14, 2002              By /s/ Kathryn Williams
        ----------------                ----------------------
                                        Kathryn Williams
                                        CFO, Secretary, Treasurer and Director



  Date:  August 14, 2002              By /s/ Dean Mailey
        ----------------                --------------------
                                        Dean Mailey
                                        Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Health Anti-Aging Lifestyle Options, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Michael C. Woodman, CEO and President, and Kathryn Williams, CFO of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our belief and knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


     Dated: August 14, 2002                  /s/ Michael C. Woodman
           ----------------                 ---------------------------
                                            Michael C. Woodman
                                            CEO and President


     Dated: August 14, 2002                  /s/ Kathryn Williams
           ----------------                 ---------------------------
                                            Kathryn Williams
                                            CFO