Form 10QSB
period 2002-09-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2002-11-19
CIK 805902

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002
                                    ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 33-9782-LA
                                            ----------

                HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                -----------------------------------------
      (Exact name of small business issuer as specified in its charter)

         UTAH                                            87-04444506
         ----                                            -----------
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         2461 Bellevue Avenue
          West Vancouver, British Columbia, Canada  V7V 1E1
          -------------------------------------------------
                 (Address of principal executive offices)

                              (604) 688-2280
                              --------------
                          Issuer's telephone number

                               N/A
                               ---
Former name, former address and former fiscal year, if changed since last report)


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

                           Not applicable.
                           ---------------

                 APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                            November 14, 2002

                        16,762,033 Common Shares


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

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.) (A Development Stage Enterprise)

    CONSOLIDATED BALANCE SHEET
    U.S. Dollars


                                         September 30,            December 31,
                                                 2002                   2001

                                                $                       $
                                        ASSETS

    CURRENT

      Cash                                             300,177          45,639
      Goods and services tax recoverable                40,430          18,735
      Advances and prepaid expenses                    102,876          75,253
      Inventory                                         18,920              -

                                                       462,403         139,627

    INVESTMENT IN SHARES (NOTE 5)                      450,000

    CAPITAL ASSETS                                     126,328          59,803

    TOTAL ASSETS                                     1,038,731         199,430


                                     LIABILITIES

    CURRENT

      Accounts payable and accrued liabilities         236,022         262,638
      Deferred revenue                                   3,747              -

      Loan payable                                       5,241           6,741

      Long term debt - current portion                 138,500         141,670

                                                       383,510         411,049

    LONG TERM DEBT                                          -           23,330

    TOTAL LIABILITIES                                  383,510         434,379

    NON-CONTROLLING INTEREST IN SUBSIDIARY (NOTE 4)          1               0

                   STOCKHOLDERS' EQUITY (DEFICIENCY)

    COMMON STOCK

      Authorized:
       30,000,000 common shares, $0.001 par value
       10,000,000 preferred shares, $0.001 par value
     Issued and outstanding:
       16,726,033 common shares
        (December 31, 2001: 11,655,000)                 16,726          11,655

    ADDITIONAL PAID-IN CAPITAL                       4,112,088         865,971

    DEFERRED COMPENSATION (NOTE 5)                    (112,680)              -

    ADVANCES UNDER SHARE EXCHANGE AGREEMENT                 -          500,000

    DEFICIT ACCUMULATED DURING THE
     DEVELOPMENT STAGE                              (3,310,914)    (1,612,575)

    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)      (50,000)              0

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)            655,220       (234,949)

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       1,038,731         199,430


     See accompanying Notes to the Consolidated Financial Statements


    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    CONSOLIDATED STATEMENT OF OPERATIONS
    U.S. Dollars


                                                                   Cumulative
                                                                      From
                                                                 Inception of
                                                                  Development
              Three       Three      Nine           Eight           Stage on
             Months      Months      Months         Months         February 2,
              Ended       Ended      Ended          Ended            1999 to
      September 30, September 30, September 30,  September 30,   September 30,
               2002        2001       2002        2001 (Note 4)      2002
                 $          $         $               $              $

    REVENUE
     Sales          20,491   1,120        66,871       1,120       67,991
     Cost of Sales (21,137)      -       (54,219)          -      (54,219)

    GROSS PROFIT      (646)  1,120        12,652       1,120       13,772
     (LOSS)

    INTEREST INCOME    591       -        11,710           -       11,779

                       (55)  1,120        24,362       1,120       25,551

    SALES EXPENSES   2,740       -        23,088           -       23,088

    PROVISION FOR   63,375       -        63,375           -       63,375
     WRITE-DOWN OF
     INVENTORY

    GENERAL AND
     ADMINISTRATIVE
     EXPENSES

     Accounting
     and legal       6,734   4,024       116,016      41,354      244,082
     Advertising
      and business  19,604 (14,298)       56,312       6,779      100,901
     Amortization    4,997   1,666        21,879       4,997       36,590
     Broadcast
      production
      and services  69,552  10,077       152,839      14,275      203,943
     Consulting and
     corporate
     services      190,949  94,549       641,162     612,882    1,357,098
     Interest on
      long term debt     -       -             -           -       15,000
     Financial
      consulting and
      investor
      relations    105,000       -       157,500           -      157,500
     Management and
    Directors' fees 28,864  63,096        83,864     239,274      559,788
     Office and
      Sundry        27,664  (3,587)       65,615       6,126       90,417
     Rent            9,312   8,491        44,370      21,421       82,001
     Regulatory and
      stock transfer
      fees              48   2,642        10,495       3,882       18,205
     Telecommunication
     and utilities   5,790   1,145        25,322       7,659       40,552
     Travel and
      Entertainment 44,617   9,666        57,113      23,598      118,988
     Wages          39,305       -       233,601           -      247,137
     Gain on settlement
      of accounts
      payable      (22,200)              (22,200)                 (22,200)
                  (596,351)(177,471)  (1,730,351)   (982,247)  (3,336,465)

    NET LOSS      (596,406)(176,351)  (1,705,989)   (981,127)  (3,310,914)
    OTHER
    COMPREHENSIVE
    (LOSS) INCOME
      Unrealized
      loss on
      investment   (50,000)       -      (50,000)          -      (50,000)

    COMPREHENSIVE
    (LOSS) INCOME (646,406)(176,351)  (1,755,989)   (981,127)  (3,360,914)

    BASIC AND DILUTED
     LOSS PER SHARE  (0.04)   (0.02)       (0.11)      (0.09)

    WEIGHTED AVERAGE
     NUMBER
     OF SHARES  16,726,033 11,171,480  15,590,055   10,827,144


           See accompanying Notes to the Consolidated Financial Statements


    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    U.S. Dollars

                             Number
                               of                    Additional
                             Common                   Paid-in         Deferred
                             Shares     Shares        Capital     Compensation
                                         $             $               $
    Balance,
     February 2, 1999               -          -             -              -

     Stock issued for
      cash at 0.001
      per share             10,200,000     10,200            -              -

     Net loss for the
     period ended
     January 31, 2000               -          -             -              -

    Balance,
     January 31, 2000       10,200,000     10,200            -              -

     Stock
     subscriptions
     received                       -          -             -              -

     Net loss for the
     year ended
     January 31, 2001               -          -             -              -

    Balance,
     January 31, 2001       10,200,000     10,200            -              -

     Stock issued for
     Services at $2.00
     per share                 200,000        200       399,800             -

     Stock issued for
     cash at $2.00
     per share                 125,000        125       249,875             -

     Stock issued in
     settlement of debt
     at $1.00 per share         75,000         75        74,925             -

     Stock issued for
     services at $0.135
     per share               1,055,000      1,055       141,371             -

     Advances under share
     exchange agreement             -          -             -              -

     Net loss for the
     year ended
     December 31, 2001              -          -             -              -

    Balance,
     December 31, 2001      11,655,000     11,655       865,971             -

     Advances under
     share exchange
     agreement                      -          -             -              -

     Shares tendered to
     MicroAccel, Inc.      (11,614,133)        -             -              -

     Shares not tendered
     minority interest         (40,867)                      (1)            -

     Historical number
     of shares issued
     by MicroAccel, Inc.
     (Note 4)                4,961,900         -             -              -

     MicroAccel, Inc.
     Shares issued on
     reverse acquisition
     (Note 4)               11,614,133         -      2,906,119             -

     Adjustment in
     capital stock
     to stated par
     value of $0.001
     per share                      -       4,921       (12,571)            -

     Technology
     agreement at
     $1.00 per share           150,000        150       149,850       (62,000)

     Stock options
     granted to non-
     employees                      -          -        202,720       (50,680)

     Net loss for
     the period                     -          -             -              -

    Other comprehensive
    income (loss)                   -          -             -              -

    Balance,
     September 30, 2002    16,726,033     16,726     4,112,088       (112,680)


    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.) (A Development Stage Enterprise)

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    U.S. Dollars
                               (CONTINUED)

                                 Advances                 Deficit
                                  Under    Accumulated  Accumulated     Total
                     Advances     Share       Other       During Stockholders'
                    On stock     Exchange  Comprehensive Development    Equity
                   Subscriptions Agreement Income (loss)   Stage  (Deficiency)
                       $            $             $          $            $
    Balance,
     February 2, 1999      -           -        -              -            -


     Stock issued for
      cash at 0.001
      per share            -           -        -         (7,650)       2,550

     Net loss for the
     period ended
     January 31, 2000      -          -         -         (3,823)      (3,823)

    Balance,
     January 31, 2000      -          -         -        (11,473)      (1,273)

    Stock subscriptions
     received         65,000          -         -              -       65,000

     Net loss for the
     year ended
     January 31, 2001      -          -         -       (202,449)    (202,449)

    Balance,
    January 31, 2001  65,000          -         -       (213,922)    (138,722)

     Stock issued for
     services at $2.00
     per share             -          -         -              -      400,000

     Stock issued for
     cash at $2.00
     per share        65,000)         -         -              -      185,000

     Stock issued in
     settlement of debt
     at $1.00 per share
                           -          -         -              -       75,000
     Stock issued for
     services at $0.135
     per share             -          -         -              -      142,426

     Advances under share
     exchange agreement    -    500,000         -              -      500,000

     Net loss for the
     year ended
     December 31, 2001     -          -         -     (1,398,653)  (1,398,653)

    Balance,
     December 31, 2001     -    500,000         -     (1,612,575)    (234,949)

     Advances under
     share exchange
     agreement             -    367,534         -              -      367,534

     Shares tendered to
     MicroAccel, Inc.      -          -         -              -            -

     Shares not tendered
     minority interest     -          -         -              -           (1)

     Historical number
     of shares issued
     by MicroAccel, Inc.
     (Note 4)              -          -         -              -            -

     MicroAccel, Inc.
     Shares issued on
     reverse acquisition
     (Note 4)              -   (867,534)        -              -    2,038,585

     Adjustment in
     capital stock
     to stated par
     value of $0.001
     per share             -          -         -          7,650            -

     Technology
     agreement at
     $1.00 per share       -          -         -              -       88,000

     Stock options
     granted to non-
     employees             -          -         -              -      152,040

     Net loss for
     the period            -          -         -     (1,705,989)  (1,705,989)

    Other comprehensive
    income (loss)          -          -   (50,000)             -      (50,000)

    Balance,
    September 30, 2002     -          -   (50,000)    (3,310,914)     655,220

       See accompanying Notes to the Consolidated Financial Statements

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    CONSOLIDATED STATEMENT OF CASH FLOWS
    U.S. Dollars

                                                                  Cumulative
                                                                  From
                                                                  Inception of
                                                                  Development
                                         Nine            Eight    Stage on
                                        Months           Months   February 2,
                                        Ended            Ended    1999 Through
                                    September 30,  September 30, September 30,
                                        2002       2001 (Note 4)  2002
                                        $              $                $
    Cash provided by (used in):

    OPERATING ACTIVITIES

     Net loss                           (1,705,989)   (981,127)    (3,310,914)
     Other comprehensive income (loss)     (50,000)          -        (50,000)
    Adjustments to reconcile net
     loss to net cash used in operating
     activities:
       Amortization                         21,879       4,997          36,590
       Unrealized loss on long-term
        investment                          50,000           -          50,000
       Accrued interest                         -            -          15,000
       Services paid for by stock
        and stock options                  240,040     506,820         782,466
    Changes in operating assets
     and liabilities:
      Goods and services tax recoverable   (21,695)     (4,577)       (40,430)
      Advances and prepaid expenses        (27,623)     (1,724)      (102,876)
      Inventory                            (18,920)          -        (18,920)
      Accounts payable and
       accrued liabilities                 (91,616)    209,697         171,022
      Deferred revenue                       3,747           -           3,747

    Net cash used in
     operating activities               (1,600,177)   (265,914)    (2,464,315)

    INVESTING ACTIVITIES

     Acquisition of capital assets         (88,404)          -       (162,918)
     Long-term investment                 (500,000)          -       (500,000)

    Net cash used in
     investing activities                 (588,404)          -       (662,918)

    FINANCING ACTIVITIES

     Common stock issued for cash                 -    185,000         252,550
     Proceeds from loan (repayment)        (26,500)          -         198,500
     (Repayment) Proceeds from related
       party loans                          (1,500)     73,841           5,241
     Advances under share
      exchange agreement                   367,534           -         867,534
     Cash acquired in reverse
      acquisition of MicroAccel, Inc.
      (Note 4)                           2,103,585           -       2,103,585

    Net cash received from
      financing activities               2,443,119     258,841       3,427,410

    INCREASE (DECREASE) IN CASH            254,538      (7,073)        300,177

    CASH AT BEGINNING OF PERIOD             45,639      14,062               -

    CASH AT END OF PERIOD                  300,177       6,989         300,177

         See accompanying Notes to the Consolidated Financial Statements


    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    CONSOLIDATED STATEMENT OF CASH FLOWS
    U.S. Dollars

                                                                  Cumulative
                                                                  From
                                                                  Inception of
                                                                  Development
                                    For the Nine   For the Eight  Stage on
                                    Month Period   Month Period   February 2,
                                    Ended          Ended          1999 Through
                                    September 30   September 30   September 30
                                    2002           2001 (Note 4)  2002
                                    $              $                   $


    SUPPLEMENTAL CASH FLOWS INFORMATION

    Interest expense                          -             -        16,243

    Taxes                                     -             -             -

    NON-CASH FINANCING ACTIVITIES

    Common stock issued for
    current services                     88,000       471,213      559,213

    Common stock issued for
    future services                      50,680             -       50,680

    Loan retired by Issuance of stock         -             -       75,000

    Advances on prior year's
     stock subscriptions settled
     by issuance of common stock              -             -       65,000

    Compensatory stock options
     expense for current service
     of non-employees                   152,040             -      152,040


    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002

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

         In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ended December 31, 2002

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002

    Note 2   Going Concern
     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $3,310,914 since inception, and has not been able to establish a self-supporting level of sales revenue. At September 30, 2002 it has working capital of $78,893, which is not sufficient of itself to maintain the Company's development activities for the upcoming twelve months. The Company will require additional equity financing through the sale of common stock. There can be no assurance that management will be successful in its efforts to secure new financing to continue the development of the Company's business, or that its business will ever be self supporting. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom.

    Note 3   Significant Accounting Policies Adopted in the Current Year

     The following accounting policies were adopted in the current year in recognition of events or transactions occurring for the first time.

     (a)Revenue recognition

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

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002

    Note 3   Significant Accounting Policies Adopted in the Current Year
    (continued)

     (b)Inventory

          Inventory comprises purchased product ready and available for resale, and is recorded at the lower of cost and market.

     (c)Website development

          Cost of acquiring website and related software for solely internal use is capitalized and charged to operations by depreciation over a 3 year period on the straight line basis. All training, maintenance and data conversion costs are expensed as incurred.

     (d)Investments

          Investments in shares are recorded at fair market value . Unrealized gains or losses on available-for-sale investments which are considered temporary are reported in accumulated other comprehensive income.

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

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002

    Note 4   Business Combination (continued)

     The consolidated financial statements at September 30, 2002 represent a continuation of the financial statements of NLR. NLR was incorporated under the laws of the State of Delaware on February 2, 1999 under the name of Casper Enterprises Inc. Its primary business was the exploration of mineral resources. On June 8, 2000 NLR changed its name to workathome.com Ltd. Subsequently, on July 24, 2000, it changed its name to Network Lifestyle Radio Corp., to match the change of business direction into the business of marketing products and services in the health, wellness and anti-aging industry. NLR is considered a development stage company and the accompanying financial statements provide disclosures specified in SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises". During the period ended December 31, 2001, NLR changed its year-end from January 31st to December 31st.

     The business combination with MicroAccel will continue the business direction of marketing products and services in the health, wellness and anti-aging industry through a network of independent Lifestyle Consultants who purchase at wholesale pricing for the purpose of selling to retail customers and for personal consumption. Lifestyle Consultants earn commissions on their downline growth and sales volume. The combined company operates from premises in Vancouver, Canada. At September 30, 2002 it is still considered to be in the development stage.

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

     The consolidated balance sheet of HALO at September 30, 2002 reflects the assets and liabilities of the combined companies as the aggregate of the assets and liabilities of NLR at net book value and the fair value of the net assets of MicroAccel acquired effective February 28, 2002.
     In accordance with accounting principles generally accepted for reverse acquisitions, the amounts shown for capital stock and additional paid-in capital are calculated by adding to the book value of the equity accounts of NLR the cost of the acquisition. However, the capital structure, being the number and type of shares issued, reflects that of the legal parent, HALO (formerly MicroAccel), including the shares issued to complete the reverse takeover.

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002

    Note 4   Business Combination (continued)

     The interest in NLR attributable to the 40,867 shares (0.35%) not exchanged for MicroAccel shares is recorded at the proportionate book value of net assets of NLR, being $1.

     The consolidated statement of operations reflects the results of operations of NLR and its subsidiaries for the first nine months of fiscal 2002 plus the results of operations of HALO (formerly MicroAccel) from February 28, 2002, the date of the business combination, to September 30,2002.

     The comparative consolidated statement of operations reflects the results of operations of only NLR and its subsidiaries commencing February 1, 2001, the beginning of its 2001 fiscal year, as the prior fiscal year end of NLR was January 31, 2001. The NLR group of companies include NLR and its wholly owned subsidiaries HALO-.TV,Inc., a company incorporated under the laws of Nevada, and Network Lifestyle Radio (Canada) Corp., a company incorporated in Canada. The subsidiaries were incorporated by NLR. All inter-company transactions and balances have been eliminated on consolidation.

     For the purposes of computing basic and diluted loss per share for the current year the number of shares outstanding for the period to the date of the reverse acquisition is deemed to be the number of shares issued by MicroAccel to the shareholders of NLR. For the period from the reverse acquisition to September 30, 2002, the number of shares used in the calculation of loss per share is the actual number of shares of HALO outstanding in the period. The weighted average number of shares is based upon the numbers determined for the periods prior to and after the reverse acquisition as described above.

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

    September 30, 2002

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


     Pro forma combined results of operations on the basis that the entities had been combined for the entire nine months of 2002, and for the comparative 2001 periods are summarized as follows:

                                     Nine           Three           Eight
                                     Months         Months          Months
                                     Ended          Ended           Ended
                                 September 30,    September 30,  September 30,
                                     2002              2001           2001
      Pro forma revenue             $      87,327     $    16,669   $   77,126
      Pro forma loss for
       the period                     ($1,763,516)      ($354,119)($1,161,977)
      Pro forma comprehensive
       income (loss)                  ($1,813,516)      ($354,119)($1,161,977)
      Pro forma basic and
       diluted loss per Share              ($0.11)         ($0.02)     ($0.07)

      Pro forma weighted
       average number of shares        16,611,422      15,788,686   16,133,022

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002

    Note 5   Investment in shares

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


                         Cost                   $ 500,000
                         Unrealized loss          (50,000)
                         Market value,
                           September 30, 2002   $ 450,000

    Note 6   Commitments entered into during the current year

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

               As the 150,000 shares above were issued in the period the full amount of the par value ($150) and additional paid in capital ($149,850) have been recorded in stockholders equity. The portion of the stock consideration not yet charged to operations at September 30, 2002 ($62,000) has been deducted from stockholders' equity as deferred compensation.

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002

    Note 6   Commitments entered into during the current year (continued)

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

     (iv) An Agreement effective May 15, 2002 was entered into for financial consulting services and investor relations for a two year period. The contract provides for fixed fees of $35,000 per month, reimbursement of expenses, and the granting of an option to acquire 500,000 shares at a price of $0.90 per share for a period of two years from the date of grant. To date the option has not yet been granted. By a Letter of Agreement dated November 1, 2002, the Agreement was terminated effective December 15, 2002.

    Note 7   Stock Options

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

    September 30, 2002

    Note 7   Stock Options (continued)

     Stock options granted under the 2000 Stock Incentive Plan for the acquisition of 100,000 shares at a price of $2.50 per share by July, 2003 have vested and remain outstanding. The stock option granted under the 2000 Stock Incentive Plan has been adjusted to reflect the reverse splits of the company's stock in 2000 and 2001.

     Changes in the Company's stock options are as follows:


                                                      Exercise        Weighted
                                                      Price per        Average
                                                      Share     Exercise Price
                                         Share           $              $
      Outstanding, December 31, 2000         162,500          2.50        2.50
      Granted                                     -             -            -
      Exercised                                   -             -            -
      Forfeited or expired                   (62,500)         2.50        2.50
      Outstanding, December 31, 2001         100,000          2.50        2.50
      Granted                              1,590,000     0.90-1.00        0.92
      Exercised                                   -             -            -
      Forfeited or expired                        -             -            -
      Outstanding, September 30, 2002      1,690,000     0.90-2.50        1.01

     Additional information about stock options outstanding and exercisable at September 30, 2002 is as follows:

      Options Outstanding                         Options Exercisable
                                  Weighted                            Weighted
                                  Average                              Average
    Exercise          Number      Remaining            Number         Exercise
    price/share     Outstanding   contractual          Exercisable      Price
      $                              Life                                 $
      0.90        1,315,000       3.55 years            657,500           0.90

      1.00          275,000       4.45 years            137,500           1.00
      2.50          100,000       0.75 years            100,000           2.50
                  1,690,000                             895,000

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002


    Note 7   Stock Options (continued)

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

     The grant date fair value of employee options granted in the first quarter of 2002 was $1.42 per share on a weighted average basis. Had compensation cost for the stock based employee compensation been recorded, based upon the fair value of stock options, additional compensation expense for the three month and nine month periods ended September 30, 2002 would have been $142,000 and $426,000 respectively. As the company continues to follow APB 25 for stock options to employees SFAS 123 requires the following pro forma disclosure assuming this additional compensation expense:


                     Three       Nine         Three          Eight
                     Months     Months       Months          Months
                     Ended      Ended         Ended          Ended
                  September 30,September 30,September 30,  September 30,
                     2002       2002          2001            2001
                        $         $              $              $

      Pro forma loss       (738,406) (2,131,989)    (176,351)    (981,127)

      Pro forma
         comprehensive
         income (loss)     (788,406)  (2,181,989)   (176,351)    (981,127)

      Pro forma basic
         and diluted loss
         per share            (0.05)      (0.13)       (0.02)       (0.10)

    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
    (Formerly MicroAccel, Inc.)
    (A Development Stage Enterprise)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    UNAUDITED

    September 30, 2002

    Note 7   Stock Options (continued)

     The outstanding stock options include options as to 460,000 shares having a remaining weighted average life of 3.55 years and exercisable at a price of $0.90 per share which were granted in the first quarter of 2002 to non-employee consultants. The options vested as to 25% on February 28, 2002, with the remainder vesting each 3 months thereafter as to 25%. Consulting expense totaling $50,680 and $152,040 has been recorded in the three month and nine month periods ended September 30, 2002 respectively on account of these stock options, which had a total grant date fair market value of $202,720.

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

    Note Regarding Forward Looking Statements

     The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this Quarterly Report on Form 10-QSB (the "Report"). This Report contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements, include statements relating to, among other things, the ability of the Registrant to continue to successfully compete in its markets.

    The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include, among others:

     * inadequate working capital and uncertainties related to the Registrant's ability to continue as a going concern;

     * potential delays in and uncertainties related to commercializing health and wellness nutritional products, multimedia products and health and wellness systems;

     * the Registrant's entry into extremely competitive markets, including multimedia, educational programming, health and wellness nutritional products and systems and subscription based webcasting and programming;

     * uncertainties related to economic and political conditions; uncertainties related to regulation of health and wellness nutritional products;

     * the Registrant's dependence on third parties, including nutritional and well being experts, manufacturers and distributors of nutritional products, multimedia professionals and fulfillment service providers; and

     * technical factors affecting the Registrant's operations, products, services and prices.

     Additional risks and uncertainties that may affect forward-looking statements about the Registrant's business and prospects are set forth under "Risk Factors" in the Registrant's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      Item 2.      Management's Discussion and Analysis

     The unaudited condensed consolidated financial statements of HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC., formerly MicroAccel, Inc. (the "Company" or the "Registrant") for the three- and nine-month periods ended September 30, 2002 are prepared in accordance with United States generally accepted accounting principles (US GAAP) in accordance with the requirements of Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto, included elsewhere in this quarterly report.

     Effective February 28, 2002, the Company issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR"). The share exchange was on a one share for one share basis.
The Company subsequently changed its name from MicroAccel, Inc. to Health Anti-Aging Lifestyle Options, Inc. The share exchange has been accounted for by the purchase method of accounting for business combinations. After the share exchange, the former stockholders of NLR owned approximately 70% of the issued shares of the Company, constituting control of the Company (the legal acquiring company) by the former stockholders of NLR (the legal acquired or subsidiary company). This type of share exchange is referred to as a reverse acquisition, for accounting purposes NLR is treated as the acquirer and the continuing reporting entity. The unaudited consolidated financial statements at September 30, 2002 represent a continuation of the financial statements of NLR.

    Overview of Business

    The Company, through its wholly-owned subsidiary HALO.tv, Inc., a Nevada corporation, ("HALO"), is developing an innovative business concept that is designed efficiently and rapidly to bring to market unique health and wellness products and services using a marketing strategy that features a combination of broadcast media, the internet and an enhanced direct selling model. HALO is initially focusing on marketing products in the rapidly growing health, wellness and anti-aging industry. HALO's mission is to build a multi-media marketing company that uses celebrities and key strategic partners to merchandise products, services and sales tools through traditional and new marketing channels.

    The Company's current strategy is to (i) develop multimedia products and services related to the health, wellness and anti-aging industry and (ii) market health, wellness and anti-aging products and services including nutritional products, informational products and multimedia products.

     Multimedia Products

     HALO's multimedia products division develops, produces, commercializes and distributes content based research, education and information related to health, wellness and anti-aging, including issues related to the body/mind/spirit connection.

     Radio Broadcasting. One aspect of the HALO multimedia strategy involves a nationally syndicated radio show in the United States called HALO-RADIO. HALO-RADIO radio is a weekly, one hour long, interview-style program that will interview high profile athletes, product innovators, health care professionals and business people on the subjects of "Health, Anti-Aging, Lifestyle and Options." The program is not an infomercial but rather an entertaining and educational health, wellness and business show. HALO-RADIO is targeting radio stations that are news/talk stations catering to a listening audience of adults aged 35 and older, upwardly mobile, with an above-average income.

    HALO-RADIO is broadcast via the Talk Radio Network into 59 U.S. cities. HALO-RADIO is also broadcast weekly on radio station CKNW, the largest radio station in Western Canada. HALO entered into a Program Affiliation Agreement dated November 8, 2001, with a leading radio program syndication, Independent Radio Services LLC, d/b/a Weekend Radio Network (WRN). Under the terms of the Program Affiliation Agreement, WRN began broadcasting HALO-RADIO's show each week beginning on Sunday, December 2, 2001 at 10 a.m. P.S.T. NLR agreed to pay TRM a monthly fee of $10,000 and receives seven minutes of commercial air time during each HALO-RADIO show, which HALO-RADIO may sell or use to promote its products. HALO is currently exploring opportunities to broadcast HALO-RADIO into new markets through syndication or other arrangements. There can be no assurance that HALO-RADIO will enter new radio markets or continue to broadcast into existing markets.

    HALO-RADIO President and CEO, Jesse Dylan (a/k/a Michael C. Woodman), hosts the program, and HALO-RADIO controls the content of the one-hour radio show. Mr. Dylan has extensive experience in the radio broadcast industry. HALO-RADIO has featured a number of guest with reputations in the health, wellness and anti-aging industry. HALO's multimedia radio broadcast strategy is designed to generate revenue through the sponsorships and advertising. HALO currently generates no material revenue from sponsorships and advertising, and the Company does not anticipate HALO will generate any material revenue until 2003, if at all.

    HALO's strategy is to develop relationships with high profile authors, lecturers and media personalities in the health, wellness and anti-aging industry. HALO develops these relationships through contacts within the health, wellness and anti-aging industry and features many of these personalities on HALO-RADIO. To date HALO has developed relationships with personalities that have written best selling books, appeared on national network television numerous times or developed reputations through the sale of videos, DVDs, CD's or tapes. Personalities that have appeared on HALO-RADIO and have contributed to HALO programs include:

        Dr. Deepak Chopra
        Dr. David Simon
        Mark Victor Hansen
        Rodney Yee
        Sylvia Browne

    HALO intends to use HALO-RADIO to promote and market its health, wellness and anti-aging products and services including nutritional products, informational products and multimedia products in the future.

    Webcasting. HALO is testing a variety of multimedia products including subscription based webcasing. On September 23, 2002, HALO successfully tested its first pay-per-view webcast program featuring internationally renowned psychic Sylvia Browne. The webcast attracted almost 1,000 pre-registered and paying customers. Of those participating in the post-event survey, over 90 percent indicated that they would attend regular on line pay per view events with Sylvia Browne. HALO is negotiating to launch a regular series of on line events with Sylvia Browne early in 2003.

    HALO is negotiating with other personalities within the health, wellness and anti-aging industry to develop and broadcasts other webcasts. There can be no assurance that HALO will successfully negotiate the terms of any additional webcasts or that such programming will be commercially viable.

    Multimedia Educational Products. HALO is negotiating with personalities within the health, wellness and anti-aging industry to develop multimedia educational products, including video seminars and programming, subscription based educational programs, audio tapes, CDs, DVDs and seminar packages.
The Company anticipates that HALO will fund the initial costs to develop and produce multimedia educational products with well regarded personalities within the health, wellness and anti-aging industry and earn revenues or royalties from the distribution and sale of these products. The ability of HALO to successfully product educational products will depend on its ability to negotiate arrangements with personalities on acceptable terms and to finance development costs. There can be no assurance that HALO will successfully develop any educational programs or that such programs, if developed, will be commercially successful.

    In November 2002, HALO entered into a letter of intent with Dr. Deepak Chopra and the Chopra Center for Well Being to produce and distribute a series of multimedia products. HALO is currently in the process of shooting content for the series and negotiating a definitive agreement with the Chopra Center related to the production and distribution of the series, which is anticipated to initially consist of DVDs, videos and possibly a program for television. DVD and video products are anticipated to be ready for commercial distribution in the first half of 2003. This arrangement is subject to finalizing a definitive agreement between HALO and Chopra Center on acceptable terms. The Company anticipates that the education series may also be offered for syndication or webcasting on a pay-per-view basis, although HALO currently has no definitive plans or arrangements to do so.

        Health, Wellness and Anti-aging Products

     HALO's health, wellness and anti-aging products division develops, produces, commercializes and distributes health, wellness and anti-aging products and systems, including Herbal supplements, nutritional supplements, vitamin and mineral supplements; skin care preparations; anti-aging products; live and pre-recorded analog and digital content provided on audio tapes, video tapes, CD's, DVD's and websites; books, magazines and brochures. HALO has developed and currently distributes the following health, wellness and anti-aging products and systems:

     * Heart Health System. HALO's Heart Health System is a nutritional product that contains essential minerals, vitamins and herbal extracts designed to promote and maintain healthy cardiac function. HALO's Heart Health System also includes ingredients that are designed to supplement depletion of whole body factors caused by some prescription medications.

     * Women's Health System - HALO has designed a system designed to address the specific health concerns for women through pre- and post-menopause. HALO's women's health system is designed to provide the essential minerals, vitamins and herbal extracts needed for a viable alternative to classic hormonal replacement therapy without the known side effects and cancer risks of hormone replacement therapy (HRT). Some of the main concerns include symptoms of hot flashes, irritability, restlessness and the signs of osteoporosis, heart disease, weight gain, vaginal dryness/atrophy.

     *   Men's Health System   HALO's Men's Health System is designed to
         address concerns related to the male reproductive system including prostate health, male virility, performance, stamina and energy. HALO's Men's Health System is a health maintenance system that contains the essential minerals, vitamins and herbal extracts needed to improve vitality, strength, immune function and virility.

     * Joint Care System - HALO's Joint Care System is designed to address concerns related to osteoporosis (the degenerative wear and tear phenomenon) joint pain and joint inflammation.HALO's Joint Care System contains the essential minerals, vitamins and herbal extracts needed to promote optimal joint health, reducing the signs and symptoms of osteoarthritis and osteoporosis.

     *   Anti-Aging System   HALO's Anti-Aging System is designed to address
         factors that accelerate the signs and symptoms of the aging process at both the esthetic and cellular levels.

     * Detoxification System - HALO's Detoxification System contains soluble and insoluble fibers. Insoluble fibers are designed to have the mechanical effect in colon cleansing, working much like a scrub brush to remove toxins. Soluble fibers predominately contain fructoligosacharrides which help to transform toxic substances into harmless inert waste matter. HALO's Detoxification System is designed to neutralize toxins, promote healthy digestion, absorb and assimilate of food nutrients, and assist in maintaining normal healthy intestinal systems.

     *   Weight Management System   HALO's Weight Management System is
         designed to address some the main concerns of weight gain: maintenance of healthy blood sugar levels, supporting the breakdown and utilization of fat stores (metabolism) and optimal caloric intake.

     *  Flu-Cold Immune Maintenance System   HALO's Flu-Cold Immune
        Maintenance System contains essential minerals, vitamins and herbal extracts that are designed to reduce the risk of upper respiratory infections.

     Marketing and Distribution. HALO products are marketed through several marketing avenues and include the establishment of a hybrid direct marketing system. HALO initially developed a system consisting of a sales force of independent lifestyle sales consultants or "Distributors" to earn commissions and bonuses selling HALO products to retail consumers or building sales organizations of other Distributors. In general, HALO attempted to identify sales leaders with experience and recruit them into the HALO business. These experienced "field leaders" were expected to then set about the process using the HALO direct sales income generation plan and HALO's product offering to recruit others to the business. The development of the sales force of independent lifestyle sales consultants has developed slower than expected. HALO is continuing to serve the sales force and is also in the process of developing other marketing channels for its products.

     HALO is currently developing a marketing distribution channel to market its products to medical professionals, its Pro-Marketing Division. The Pro-Marketing Division is designed to market a line of innovative health, wellness and anti-aging products and systems through medical professionals. HALO has developed a program that is designed to give healthcare professionals a method to capitalize on the revenue opportunity created from the growing demand for complementary medicine and wellness products. HALO-Pro has assembled a line of professional nutriceutical systems created to address major health concerns and general wellness issues. These systems consist of the latest in complementary care in efficacious doses which HALO anticipates will provide measurable results to participating healthcare professionals and their clients.

     As part of HALO's multimedia strategy, HALO intends to co-develop health, wellness and anti-aging products and systems with marketing partners. These partners are expected to be well recognized personalities in the health, wellness and anti-aging industry. HALO intends to market and promote these products and systems on HALO's website, its syndicated radio program, during webcasts and in multimedia products developed with these marketing partners.

     HALO's health, wellness and anti-aging products and systems are also advertised and available through HALO's website and its syndicated radio program. HALO uses its multimedia business to develop product branding and corporate awareness through the use of a converged multimedia strategy. This strategy includes a nationally syndicated radio show, live and archived webcasting and, eventually, television. The HALO converged media programming is designed to be entertaining, educational, geared to branding of HALO.

     Product Procurement. HALO currently procures products manufactured by existing companies. HALO enters into sales and distribution arrangements with these companies, to distribute products that satisfy regulatory requirements within HALO's direct sales system that are complementary to HALO's basic product line.

     HALO's ability to penetrate the market and sustain satisfactory levels of sales is expected to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products, on an exclusive basis, for introduction into HALO's markets. While HALO expects to obtain similar products from alternative manufacturers in the future, there can be no assurance that there will not be some disruption in HALO's business from time to time as HALO procures products from alternative manufacturers.

     HALO intends to acquire exclusive rights to substantially all of its food and dietary supplements, personal care and anti-aging products. However, there can be no assurance that another company will not replicate the products HALO procures or that such exclusive rights will be available on acceptable terms, if at all.

     Strategic Agreements

         Interfair Aktiengesellschaft

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

    NLR will pay Interfair a fee equal to 2% of NLR's Gross Profit for a period of five years from the date of this Consulting Agreement and a fee equal to 1% of the Company's gross profit for a period of five years thereafter.

        FAR Group

     In July, 2002, the Company entered into a memorandum of understanding with the FAR Group, Inc., a Washington corporation. FAR Group is in the process of developing kiosk-based marketing systems to distribute lifestyle products in shopping malls and other retail locations. Under the terms of the memorandum of understanding, the Company agreed to make an equity investment in the FAR Group to provide it working capital to complete the development of its kiosk-based marketing systems. The Company purchased 500,000 shares of FAR Group for $500,000, representing a 1.6% interest. The Company is currently negotiating the terms of a definitive agreement to distribute its products through FAR Group's kiosk-based marketing systems.

     Critical Accounting Policies

     The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. The Company believes the following are the critical accounting policies used in the preparation of the consolidated financial statements.

     The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.
If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the
fair value estimates reflected in the balances set out in the   preparation of
the consolidated financial statements. The Company had working capital of $78,893 at September 30, 2002, and had a loss of $1,755,989 for the nine month period ended September 30, 2002. The Company will require additional capital to meet its current obligations and to fund its plan of operations during the fourth quarter 2002. There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

     Results of Operations

     Three Months and Nine Months Ended September 30, 2002 and 2001

     Revenue. The Company had revenue of $20,491 for the three months ended September 30, 2002 ("Q3 2002"), and $66,871 for the nine month period ended September 30, 2002 ("YTD 2002"). The Company had no active business in 2001 and consequently, had no material revenues during the three months ended September 30, 2001 ("Q3 2001") or the eight month period ended September 30, 2001 ("YTD 2001").

     The Company believes that current economic conditions have contributed to slower than expected revenue growth. During the first three quarters of 2002, the Company focused its resources on developing its sales force of independent lifestyle sales consultants and relied primarily on sales from such sales force. During the third quarter, the Company refocused its resources on developing its multimedia business and its Pro-Marketing Systems. The Company anticipates that revenues will increase during the fourth quarter 2002 as a result of these efforts, provided sufficient capital is available to continue development of these opportunities. There can be no assurance that such efforts will be successful.

    Gross Profit and Gross Margin. Gross profit on sales were $(646) or -3% in Q3 and $12,652 or19% in YTD 2002. The Company had negative gross profit on sales in Q3 as a result of incentive discounting for the purposes of penetrating the market. The Company had no active business in 2001 and consequently, had no gross profits in Q3 2001 or YTD 2001.

     The Company believes that gross margins will increase during the fourth quarter 2002 and in 2003 as sales increase and the Company realizes benefits from economies of scale. In addition, the Company is in the process of negotiating arrangements with strategic partners that are expected to increase gross margins for its products and services. The Company's ability to fulfill its obligations under these strategic arrangements is dependent in part on its ability to raise additional capital. Failure to do so may have a material adverse effect on the Company's results of operations and business.

     General and Administrative Operating Expenses. The Company had total general and administrative operating expenses of $596,351 in Q3 2002, compared to $177,471 in Q3 2001, an increase of $418,880. The Company had total general and administrative operating expenses of $1,730,351 in YTD 2002, compared to $982,247 in YTD 2001, an increase of $748,104. The increase in general administrative operating expenses resulted from increased activities in 2002 related to the development HALO's business and multimedia platform.

     Among the general and administrative expenses that increased significantly were accounting and legal which increased to $6,734 in Q3 2002 ($4,024 Q3 2001) and $116,016 in YTD 2002 ($41,354 YTD 2001) due to
increased reporting and accounting obligations as a reporting issuer under the Securities Act of 1934; broadcast production and services which increased to $69,552 in Q3 2002 ($10,077 Q3 2001) and $152,839 in YTD 2002 ($14,275 YTD
2001) due to the launch of HALO-Radio in January 2002; consulting and corporate services which increased to $190,949 in Q3 2002 ($94,549 Q3 2001) and $641,162 in YTD 2002 ($612,882 YTD 2001) due to increased corporate activities and consulting fees related to the development of the Company's business; financial consulting and investor relations which increased to $105,000 in Q3 2002 ($nil Q3 2001) and $157,500 in YTD 2002 ($nil YTD 2001)
due to increased activities related to efforts to raise additional capital to expand the Company's operations and provide sufficient working capital to fund its plan of operations and to provide investor relations services as a public company; travel and entertainment which increased to $44,617 in Q3 2002 ($9,666 Q3 2001) and $57,113 in YTD 2002 ($23,598 YTD 2001) due to increased travel related to developing the Company's sales force of independent lifestyle sales consultants; and wages which increased to $39,305 in Q3 2002 ($nil Q3 2001) and $233,601 in YTD 2002 ($nil YTD 2001) due to hiring of personnel for operations.

     The Company does not anticipate that general and administrative expenses will decline significantly due to the number of initiatives that the Company is pursuing to commercialize its multimedia services and health, wellness and anti-aging products and systems. The Company is in the process of attempting to develop cost controls and streamline its operations in response to declining working capital.

     Net Loss for the Period. Net loss for Q3 2002 was $646,406 compared to a loss of $176,351 in Q3 2001. The loss YTD 2002 was $1,755,989 as compared to a loss of $981,127 YTD 2001. The Company had basic diluted net loss of $0.04 per share in Q3 2002, compared to a loss of $0.02 per share in Q3 2001 and a loss of $0.11 YTD 2002, compared to a loss of $0.09 YTD 2001.

     Liquidity and Capital Resources

     At September 30, 2002, the Company had working capital of $78,893, including cash and equivalent balances of $300,177 up from respective balances of negative working capital of $271,422 and $45,639 in cash and cash equivalents at December 31, 2001. The change in working capital and cash and cash equivalent balances was due to the combination of MicroAccel, Inc. and Network Lifestyle Radio Corp. Network Lifestyle Radio Corp. was the acquiror for accounting purposes. See Note 4 to the Company's unaudited consolidated financial statements included with this report. At the time of the acquisition, MicroAccel had cash and cash equivalents of $2,103,585.

     During the nine month period ended September 30, 2002, the Company used cash in operating activities of $1,600,177 and cash in investing activities of $588,404. The Company has no external sources of liquidity.

     The Company believes that it will be required to raise at least $1,000,000 in additional financing to meet its obligations and business strategies during 2003. The Company intends to raise the capital required to fund its financing needs by issuance of debt and equity. The Company's management has been exploring a variety of other options to meet the Company's obligations and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

     The Company does not anticipate that it will generate positive cash flows from its operations until at least the 2nd quarter of 2003, if at all. There can be no assurance the Company will ever generate sufficient revenues from operations to meet its actual expenditure requirements.

     The Company had no long term debt obligations at September 30, 2002. The Company has general obligations under contracts of approximately $22,500 per month. The Company has entered into no derivative financial instrument arrangements to September 30, 2002.

     Business Outlook

     Current economic slowdown and industry conditions may affect the Company's future results of operations, which may result in fluctuation of revenues, expenses and gross margin in future periods. The Company's current strategy is to (i) develop multimedia products and services related to the health, wellness and anti-aging industry and (ii) market health, wellness and anti-aging products and services including nutritional products, informational products and multimedia products. The Company believes that its efforts to develop multimedia products and services related to the health, wellness and anti-aging industry will increase the Company's revenues during the first half of 2003. The Company also believes that revenues from its market health, wellness and anti-aging products and services will increase during the fourth quarter 2002 and into 2003.

     The economic uncertainties in the capital markets and the market for health and wellness products make it difficult to predict the Company's results for the fourth quarter of 2002 and for fiscal 2003. In particular, the demand for multimedia products and services and consumer products and health, wellness and anti-aging products is uncertain. The Company intends to enter into strategic arrangements that may require it to fund initial costs related to developing multimedia products and services under the terms of these arrangements. There can be no assurance that the Company will have sufficient financial resources available to fund these arrangements or that such arrangements will result in commercially successful ventures. The Company continues to consider possible strategic alternatives, including, but not limited to, a sale of the Company or its subsidiary, a strategic transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets, and/or acquisition, merger, consolidation, reorganization, recapitalization or other business combination. There can be no assurance that the Company will enter any of these strategic transactions.

     ITEM 3.  Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                    Part II.  Other Information

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     Not applicable.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.  Other Information.

     On August 13, 2002, the Company's Board of Directors appointed Ms. Kathryn Williams as Chief Financial Officer, to serve until the next annual meeting of the stockholders or her prior death, termination or resignation.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

      EXHIBIT INDEX

    Exhibit No.           Description
    -----------           -----------

       99.1           Section 906 Certification of Chief Executive Officer

       99.2           Section 906 Certification of Chief Financial Officer

     (b)  Reports on Form 8-K.

            None

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                                     (Registrant)


Date:  November 19, 2002             By /s/ Michael Woodman
       -----------------                -------------------
                                        Michael Woodman
                                        Chief Executive Officer


                                     HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                                     (Registrant)


Date:  November 19, 2002             By /s/ Kathryn Williams
       -----------------                --------------------
                                        Kathryn Williams
                                        Chief Financial Officer

                        SECTION 302 CERTIFICATION

     I, Michael Woodman, certify that:

     1. I have reviewed this quarterly report of HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      By: /s/ Michael Woodman
                                         --------------------
                                         Michael Woodman, Chief Executive
                                         Officer

                          SECTION 302 CERTIFICATION

     I, Kathryn Williams, certify that:

     1. I have reviewed this quarterly report of HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                By: /s/ Kathryn Williams
                                    --------------------
                                    Kathryn Williams, Chief Financial Officer