Form 10KSB
period 2002-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2003-03-26
CIK 805902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                               FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________

                       Commission File No. 000-50068

               HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
          (Exact name of registrant as specified in its charter)


           Utah                                  87-04444506
(State or other jurisdiction of            (Employer Identification No.)
incorporation or organization)


                           2461 Bellevue Avenue
               West Vancouver, British Columbia, Canada  V7V 1E1
                  (Address of principal executive offices)

                            (604) 688-2280
                      Registrant's telephone number

        (Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ x ]     NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year.  $77,250

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

February 13, 2003   $11,055.  There are approximately 11,055,133 shares of
voting common stock of the Company held by non-affiliates.

  REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                             Not applicable.


                APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

     February 13, 2003  -  16,762,033 Common Shares

                   DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Registrant Format   Yes [ X  ]  No [   ]

Note Regarding Forward Looking Statements

This annual report on Form 10-KSB ("Report") contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements, include statements relating to, among other things, the ability of the Registrant to continue to successfully compete in its markets.

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

These factors include, among others, the risk factors discussed in the section entitled "risk factors." The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              PART I

Item 1.   Description of Business

For a description of the registrant's, Health Anti-Aging Lifestyle Options Inc. (the "Company" or "Registrant"), business development from inception to the end of the calendar year ended December 31, 2001, see its annual report on Form 10-KSB for the calendar year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002, and which is incorporated herein by reference. See the Exhibit Index, Part III Item 13 of this Report.

The Company was incorporated under the laws of Utah as Daur & Shaver, Inc. on October 24, 1986. On August 31, 1987, the Company completed the acquisition of all the outstanding common shares of Western Antenna Research, Inc. a Colorado corporation. The Company's name was subsequently changed to Western Antenna Corporation. After two years of unsuccessful operations Western Antenna Research, Inc. was abandoned, the name of the Company was changed to Hortitech, Inc. and the Company was reclassified as a development stage enterprise on November 29, 1989. Subsequently, the name of the Company was changed to MicroAccel, Inc. ("MicroAccel") on February 2, 2000.

Effective February 28, 2002, the Company issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR"). The share exchange was on a one share for one share basis.
The Company subsequently changed its name from MicroAccel, Inc. to Health Anti-Aging Lifestyle Options, Inc. After the share exchange, the former stockholders of NLR owned approximately 70% of the issued shares of the Company, constituting control of the Company (the legal acquiring company) by the former stockholders of NLR (the legal acquired or subsidiary company). This type of share exchange is referred to as a reverse acquisition, for accounting purposes NLR is treated as the acquirer and the continuing reporting entity. The audited consolidated financial statements at December 31, 2002 represent a continuation of the financial statements of NLR. Additional information relating to the share exchange can be found in the Form 8-K filed by the Company in March 2002.

Neither the Company nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings.

Subsequent Event

Subsequent to December 31, 2002, the Company entered into a Compromise and Settlement Agreement to, among other things, rescind certain Share Exchange Agreements entered into with former shareholders of NLR (the "Compromise Agreement"). The transactions under the Compromise Agreement will effectively result in the Company transferring and delivering, directly or indirectly, 5,452,500 common shares in NLR to Michael C. Woodman, Dean Mailey, Kathryn Williams and Stephen Greer in exchange for 5,452,500 shares of common stock of the Company. Mr. Woodman, Mr. Mailey and Ms. Williams are directors and/or executive officers of the Company. The Company also agreed to make a similar offer to all of the former shareholders of NLR to acquire up to an additional

6,161,633 shares of its common stock in exchange for shares of NLR common stock, subject to the availability of an exemption from registration requirements in the United States and an exemption from filing a prospectus in British Columbia. In the event that any of the former shareholders of NLR do not participate in the rescission, the Company has agreed to transfer and deliver to NLR all of the shares of NLR held by the Company. NLR has agreed that shares returned to NLR for other shareholders will be issued by NLR on request of such shareholders. Upon completion of the transactions contemplated in the Compromise Agreement, all shares of NLR will either be held by the former shareholders of NLR or be returned to NLR's treasury. The transactions contemplated in the Compromise Agreement are scheduled to close on March 26, 2003. The Company will cancel any shares of its common stock returned in connection with the transactions contemplated in the Compromise Agreement.

In addition, NLR will be released from obligations under any advances made by the Company to NLR at closing and the employment agreements between the Company and Michael Woodman and Dean Mailey will be terminated and a total of 675,000 stock options issued to the principals will be deemed null and void.

Upon completion of the transactions contemplated in the Compromise Agreement, the Company will no longer own any interest in NLR or be in the business operated by NLR. The following section is a description of the Company's business operations during the fiscal year ended December 31, 2002. The Company's business and results of operations described in this annual report on Form 10-KSB will differ materially following completion of the transactions contemplated in the Compromise Agreement.

Following the completion of the Compromise Agreement, the Company's plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

Description of Business During 2002

The Company, through its wholly-owned subsidiary NLR and its subsidiary, HALO.tv, Inc., a Nevada corporation, ("HALO"), was in the business of developing and implementing an innovative business concept designed to efficiently and rapidly bring to market unique health and wellness products and services using a marketing strategy that features a combination of broadcast media, the internet and an enhanced direct selling model. HALO strategy was to initially focusing on marketing products in the rapidly growing health, wellness and anti-aging industry. HALO's mission was to build a multi-media marketing company that uses celebrities and key strategic partners to merchandise products, services and sales tools through traditional and new marketing channels.

The Company's business strategy during 2002 was to (i) develop multimedia products and services related to the health, wellness and anti-aging industry and (ii) market health, wellness and anti-aging products and services including nutritional products, informational products and multimedia products.

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

HALO-RADIO is broadcast via the Talk Radio Network into approximately 59 U.S. cities. HALO-RADIO is also broadcast weekly on radio station CKNW, the largest radio station in Western Canada. HALO entered into a Program Affiliation Agreement dated November 8, 2001, with a leading radio program syndication, Independent Radio Services LLC, d/b/a Weekend Radio Network
(WRN). Under the terms of the Program Affiliation Agreement, WRN began broadcasting HALO-RADIO's show each week beginning on Sunday, December 2, 2001 at 10 a.m. P.S.T. NLR agreed to pay TRM a monthly fee of $10,000 and receives seven minutes of commercial air time during each HALO-RADIO show, which HALO-RADIO may sell or use to promote its products. HALO is currently exploring opportunities to broadcast HALO-RADIO into new markets through syndication or other arrangements. There can be no assurance that HALO-RADIO will enter new radio markets or continue to broadcast into existing markets.

Jesse Dylan (a/k/a Michael C. Woodman), hosts the program, and HALO-RADIO controls the content of the one-hour radio show. Mr. Dylan has extensive experience in the radio broadcast industry. HALO-RADIO has featured a number of guests with reputations in the health, wellness and anti-aging industry. HALO's multimedia radio broadcast strategy is designed to generate revenue through the sponsorships and advertising. HALO currently generated no material revenue from sponsorships and advertising.

HALO's strategy is to develop relationships with high profile authors, lecturers and media personalities in the health, wellness and anti-aging industry. HALO develops these relationships through contacts within the health, wellness and anti-aging industry and features many of these personalities on HALO-RADIO. To date HALO has developed relationships with personalities that have written best selling books, appeared on national network television numerous times or developed reputations through the sale of videos, DVDs, CD's or tapes. Personalities that have appeared on HALO-RADIO and have contributed to HALO programs include:

     Dr. Deepak Chopra
     Dr. David Simon
     Mark Victor Hansen
     Dr. Michael Roizen
     Sylvia Browne

HALO strategy is to use HALO-RADIO to promote and market its health, wellness and anti-aging products and services including nutritional products, informational products and multimedia products in the future.

Webcasting. HALO tested a variety of multimedia products including subscription based webcasting. On September 23, 2002, HALO successfully tested its first pay-per-view webcast program featuring internationally renowned psychic Sylvia Browne. The webcast attracted almost 1,000 pre-registered and paying customers. Of those participating in the post-event survey, over 90 percent indicated that they would attend regular on line pay per view events with Sylvia Browne.

HALO has been negotiating with other personalities within the health, wellness and anti-aging industry to develop and broadcasts other webcasts. HALO did not successfully negotiate the terms of any additional webcasts or other programming during 2002.

Multimedia Educational Products. HALO also negotiated with personalities within the health, wellness and anti-aging industry to develop multimedia educational products, including video seminars and programming, subscription based educational programs, audio tapes, CDs, DVDs and seminar packages. The Company's strategy was to have HALO fund the initial costs to develop and produce multimedia educational products with well-regarded personalities within the health, wellness and anti-aging industry and earn revenues or royalties from the distribution and sale of these products.

In November 2002, HALO entered into a letter of intent with Dr. Deepak Chopra and the Chopra Center for Well Being to produce and distribute a series of multimedia products. HALO is currently in the process of shooting content for the series and negotiating a definitive agreement with the Chopra Center related to the production and distribution of the series, which is anticipated to initially consist of DVDs, videos and possibly a program for television. DVD and video products are anticipated to be ready for commercial distribution in the first half of 2003. This arrangement is subject to finalizing a definitive agreement between HALO and Chopra Center on acceptable terms. The Company anticipates that the education series may also be offered for syndication or webcasting on a pay-per-view basis, although HALO currently has no definitive plans or arrangements to do so. HALO did not successfully negotiate the terms of the development of any educational programs during 2002.

Health, Wellness and Anti-aging Products

HALO's health, wellness and anti-aging products division develops, produces, commercializes and distributes health, wellness and anti-aging products and systems, including Herbal supplements, nutritional supplements, vitamin and mineral supplements; skin care preparations; anti-aging products; live and pre-recorded analog and digital content provided on audio tapes, video tapes, CD's, DVD's and websites; books, magazines and brochures. During 2002, HALO developed for distribution the following health, wellness and anti-aging products and systems:

     Heart Health System. HALO's Heart Health System is a nutritional product that contains essential minerals, vitamins and herbal extracts designed to promote and maintain healthy cardiac function. HALO's Heart Health System also includes ingredients that are designed to supplement depletion of whole body factors caused by some prescription medications.

     Women's Health System - HALO designed a system designed to address the specific health concerns for women through pre- and post- menopause. HALO's women's health system is designed to provide the essential minerals, vitamins and herbal extracts needed for a viable alternative to classic hormonal replacement therapy without the known side effects and cancer risks of hormone replacement therapy (HRT). Some of the main concerns include symptoms of hot flashes, irritability, restlessness and the signs of osteoporosis, heart disease, weight gain, vaginal dryness/atrophy.

     Men's Health System - HALO's Men's Health System was designed to address concerns related to the male reproductive system including prostate health, male virility, performance, stamina and energy. HALO's Men's Health System is a health maintenance system that contains the essential minerals, vitamins and herbal extracts needed to improve vitality, strength, immune function and virility.

     Joint Care System - HALO's Joint Care System was designed to address concerns related to osteoporosis (the degenerative wear and tear phenomenon) joint pain and joint inflammation. HALO's Joint Care System contains the essential minerals, vitamins and herbal extracts needed to promote optimal joint health, reducing the signs and symptoms of osteoarthritis and osteoporosis.

     Anti-Aging System - HALO's Anti-Aging System was designed to address factors that accelerate the signs and symptoms of the aging process at both the esthetic and cellular levels.

     Detoxification System - HALO's Detoxification System contains soluble and insoluble fibers, Insoluble fibers are designed to have the mechanical effect in colon cleansing, working much like a scrub brush to remove toxins. Soluble fibers predominately contain fructoligosacharrides which help to transform toxic substances into harmless inert waste matter. HALO's Detoxification System is designed to neutralize toxins, promote healthy digestion, absorb and assimilate of food nutrients, and assist in maintaining normal healthy intestinal systems.

     Weight Management System - HALO's Weight Management System is designed to address some the main concerns of weight gain: maintenance of healthy blood sugar levels, supporting the breakdown and utilization of fat stores (metabolism) and optimal caloric intake.

     Flu-Cold Immune Maintenance System - HALO's Flu-Cold Immune Maintenance System contains essential minerals, vitamins and herbal extracts that are designed to reduce the risk of upper respiratory infections.

Marketing and Distribution. HALO marketed it products through several marketing avenues and include the establishment of a hybrid direct marketing system. HALO initially developed a system consisting of a sales force of independent lifestyle sales consultants or "Distributors" to earn commissions and bonuses selling HALO products to retail consumers or building sales organizations of other Distributors. In general, HALO attempted to identify sales leaders with experience and recruit them into the HALO business. These experienced "field leaders" were expected to then set about the process using the HALO direct sales income generation plan and HALO's product offering to recruit others to the business. The development of the sales force of independent lifestyle sales consultants has developed slower than expected. During 2002, HALO continued to develop the sales force of independent lifestyle sales consultants, but is also attempted to develop other marketing channels for its products.

During 2002, HALO allocated resources to developing a marketing distribution channel to market its products to medical professionals, its Pro-Marketing Division. The Pro-Marketing Division was designed to market a line of innovative health, wellness and anti-aging products and systems through medical professionals. HALO has developed a program that was designed to give healthcare professionals a method to capitalize on the revenue opportunity created from the growing demand for complementary medicine and wellness products. HALO had no material revenue from its Pro-Marketing Division.

As part of HALO's multimedia strategy, HALO intended to co-develop health, wellness and anti-aging products and systems with marketing partners. These partners were expected to be well recognized personalities in the health, wellness and anti-aging industry. HALO intended to market and promote these products and systems on HALO's website, its syndicated radio program, during webcasts and in multimedia products developed with these marketing partners.

HALO's health, wellness and anti-aging products and systems were also advertised and available through HALO's website and its syndicated radio program. HALO used its multimedia business to develop product branding and corporate awareness through the use of a converged multimedia strategy. This strategy included a nationally syndicated radio show, live and archived webcasting and, eventually, television. The HALO converged media programming was designed to be entertaining, educational, geared to branding of HALO.

Product Procurement. During 2002, HALO procured products manufactured by existing companies. HALO's procurement strategy was to enter into sales and distribution arrangements with these companies, to distribute products that satisfied regulatory.

Competition

Competitors vary in size and in the scope and breadth of the products and services offered. HALO competes with other companies providing products and services in the health, wellness and anti-aging industry to consumers by means of a direct sales force, the Internet and other marketing systems. These competitors include multi-level marketing companies, health and wellness retailers, drug stores, supermarkets, discount retailers and specialty stores. Many of HALO's current and potential competitors have significantly greater financial, marketing or other resources than HALO. As a result, they may be able to devote greater resources to the marketing and sale of their products and services than HALO. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to better address the needs of HALO's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Regulation

In both the United States and in foreign markets, HALO's marketing, sale and distribution of certain health, wellness and anti-aging products may be subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, including, but not limited to, regulations pertaining to (a) the formulation, packaging, labeling, distribution, importation, sale and storage of HALO's products, and (b) product claims and advertising. In particular, HALO's formulation, packaging, labeling, distribution, importation, sale and storage of certain products may be subject to regulation by one or more of the following United States governmental agencies, the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. HALO's activities may also be regulated by various agencies of the states, localities and foreign countries in which HALO's products are marketed, distributed and sold or in which HALO markets, distributes or sells the products or services of others. Meanwhile, HALO's advertising and marketing of certain products may be subject to the Nutrition, Labeling and Education Act.

HALO is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders would have on its business in the future. Furthermore, regulatory changes in a particular market and the changes in HALO's operations that would be necessitated to maintain compliance with such changes could result in HALO experiencing a material reduction in sales in such market. HALO's failure to comply with such regulations or laws could result in, among other things, HALO being enjoined from marketing, distributing or selling a particular product, which may have a material adverse effect on HALO's business, operating results and financial condition.

Other Information

Neither the Company nor any of its subsidiaries engaged in any research and develop activities during 2002. The Company does not manufacture any products or engage in any activity that require compliance with environmental laws.

Strategic Agreements

In July, 2002, the Company entered into a letter of intent with the FAR Group, Inc., a Washington corporation. FAR Group was in the process of developing kiosk-based marketing systems to distribute lifestyle products in shopping malls and other retail locations. Under the terms of the letter of intent, the Company agreed to make an equity investment in the FAR Group to provide it working capital to complete the development of its kiosk-based marketing systems, which the Company anticipated that it would use as a distribution channel for its products. The Company purchased 500,000 shares of FAR Group for $500,000 (of which $250,000 was invested directly in the Far Group), representing a 1.6% interest. No definitive agreement was entered into with the FAR Group related to the distribution of HALO's products through FAR Group's kiosk-based marketing systems.

Employees

As of December 31, 2002, the Company and its subsidiaries had two employees, both of whom were based in Vancouver, British Columbia, Canada.

On January 2, 2002, the Company entered into a two-year employment contract with its President and CEO, Michael Woodman at an annual base remuneration of $150,000 per annum. Mr. Woodman's employment contract will be terminated under the terms of the Compromise Agreement subsequent to December 31, 2002.

On January 2, 2002, the Company entered into a two-year employment contract with its Vice President and COO, Dean Mailey at an annual base remuneration of $120,000 per annum. Mr. Mailey's employment contract will be terminated under the terms of the Compromise Agreement subsequent to December 31, 2002.

Consulting Agreements

Click2rewards.com, Inc. - On January 2, 2002, the Company entered into agreements for the acquisition of computer hardware, software and a one year agreement with Click2Rewards.com, Inc. for on going development services for its network marketing, administration and database system. Consideration to be paid over the one year period was $104,400 in cash, 150,000 shares, monthly fees of $11,000, sliding scale fees based on HALO's member webpage services and options to acquire 80,000 shares. On July 19, 2002, the agreement was terminated and continued on a month to month, payable on presentation of invoice basis.

Interfair Aktiengesellschaft - On January 2, 2002, the Company entered into a consulting agreement with Interfair Aktiengasellschaft for consulting services related to strategic development. Under the terms of the agreement, HALO would receive consulting services in consideration for a fee equal to 2% of the Company's gross profit for a period of five years from the date of the agreement and a fee equal to 1% of the Company's gross profit for a period of five years thereafter. To date, no payment has been made under this agreement. By a letter agreement, the consulting agreement was terminated in March 2003.

Monaco Capital & Communication S.A.M. - On May 15, 2002, the Company entered into an agreement with Monaco Capital & Communication S.A.M. for financial consulting services and investor relations for a two year period. The contract provided for fixed fees of $35,000 per month, reimbursement of expenses and the granting of a non-transferable option to acquire up to 500,000 shares of the Company's common stock at an exercise price of $0.90 per share for a period of two years. By a Letter Agreement dated November 1, 2002, the Agreement was terminated effective December 15, 2002.

Dr. Stephen Greer - In November, 2002, the Company, through its wholly owned subsidiary HALO.TV, Inc., entered into a Consulting Agreement with Dr. Stephen Greer for consulting services related to advice, analysis and expertise regarding the medical, financial, operational, developmental or other aspects of HALO-PRO Systems. Under the terms of the Consulting Agreement, Dr. Greer will provide HALO.TV with the services for a period of three years and would automatically renew thereafter on a year to year basis providing the HALO-PRO System met certain revenue thresholds. HALO would pay to Dr. Greer 25% of the amount in the management bonus pool, which is 10% of its gross profit in excess of the aggregate amount of $250,000 on a quarter basis beginning January 1, 2003 and an option on 500,000 shares of the Company, such shares to be issued as to 250,000 after the HALO-PRO Systems division has net sales revenues in the aggregate of US$1,000,000 and 250,000 shares after the HALO-PRO Systems division has net sales revenues in the aggregate of US$2,000,000. The Consulting Agreement will terminate upon closing of the transactions contemplated in the Compromise Agreement.

Risk Factors

An investment in our common stock involves a high degree of risk. You should read the following risk factors carefully before purchasing our common stock. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline. The terms "we", "our" and "us" refer to the Company.

We have incurred net losses since inception and anticipate that losses will continue.

We have incurred losses since inception and had an accumulated deficit of $3,844,610 at December 31, 2002. We incurred losses of $2,239,685 during the year ended December 31, 2002 and $1,398,653 during the year ended December 31,

2001. We had no material revenues during the year ended December 31, 2002. Subsequent to December 31, 2002, we announced that we entered into the Compromise Agreement under which the share exchange transaction in which we acquired NLR and its subsidiaries would be effectively rescinded. As such, after completion of the transactions contemplated in the Compromise Agreement, we will no longer operate the business of NLR and HALO. Instead, we intend to explore other business opportunities.

We anticipate that we will continue to incur net losses in the year ending December 31, 2003 as we complete the rescission and begin the process of identifying and implementing a new business strategy. We may never achieve profitability.

We may be unable to continue as a going concern.

In light of the risks described in this section and other factors, our management has expressed substantial doubt as to our ability to continue as a going concern. During the year ended December 31, 2002, we were unsuccessful in our attempts to raise additional capital through equity and debt financing due to, among other factors, the weak economy, the condition of the capital markets, the speculative nature of our business and the market price for our securities. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our cash requirements. At December 31, 2002, we had a working capital deficit of $265,453. We will be required to raise additional capital during 2003 to meet our cash requirements and to continue as a going concern through to December 31, 2003. If we do not raise this capital, we will be unable to meet our working capital requirements and may be unable to continue as a going concern; you may lose your entire investment.

We have a limited operating history.

We acquired NLR and its operating subsidiaries in February 2002. NLR was formed in February of 1999 and is a company with limited operations and with no material revenues. During the year ended December 31, 2002, we were unsuccessful in our attempts to raise additional capital through equity and debt financing due to, among other factors, the weak economy, the condition of the capital markets, the speculative nature of our business and the market price for our securities. After completion of our year ended December 31, 2002, our board of directors assessed the viability of NLR's business in light of our current financial condition and determined that NLR's prospects of future profitable operations may be delayed or never realized. As a result, we entered into the Compromise Agreement under which the share exchange transaction in which we acquired NLR and its subsidiaries would be effectively rescinded and we would have no continuing interest in the NLR business. We intend to explore new business opportunities; however, we cannot assure you that we will successfully enter into a new business or that such business opportunity will be commercially successful.

We are a development stage company and plan to explore new business opportunities

We are a development stage company which means we are in the process of developing our business. During 2002, we dedicated substantial resources to developing the business of NLR with only limited success. We anticipate that we will continue to incur losses as we develop new business opportunities.

We were unable to implement our business strategy effectively

During 2002, NLR negotiated procurement agreements for its initial product offerings with only limited success. Consequently, NLR was unable to generate any material revenues from the sale of its products. In addition, part of NLR's initial strategy was to recruit, develop and motivate a direct selling force consisting of Lifestyle Consultants or "Distributors." NLR had only limited success in developing its direct selling force, and in the third and fourth quarters of 2002, NLR refocused its resources on developing a marketing strategy based on professional in the health and wellness industries, the HALO-Pro strategy. We do not have sufficient working capital to fund the
complete implementation of the HALO-Pro strategy.   Subsequent to December 31,
2002, we entered into the Compromise Agreement.

We do not plan to pay dividends

For the foreseeable future, we do not intend to pay any dividends on its common stock. Any future decision with respect to dividends will depend upon our future earnings, future capital needs and operating and financial condition, among other factors.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "a penny stock". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $0.03 (low) to $0.95 (high) during the year ended December 31, 2002. The closing price of our shares on February 26, 2003 was $0.035. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Item 2.   Description of Property

HALO leases its executive offices located at 2461 Bellevue Avenue, West Vancouver, British Columbia, Canada V7V 1E1. This facility consists of approximately 1590 square feet. The term of the lease is from October 1, 2000, through September 30, 2003, at a rent of approximately $1,548.21 per month in the first year; $1,757.43 per month in the second year; and $2,008.49 per month in the third year.

HALO also had additional operational offices consisting of approximately 1,000 square feet, which were located at #302, 1228 Hamilton Street, Vancouver, British Columbia, Canada V6B 6L2. These offices were leased from December 2001 to October 2002 at approximately $2,500 per month.

Item 3.   Legal Proceedings

Neither the Company, HALO, nor any of its subsidiaries is party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceedings against us. No director, executive officer or affiliate thereof or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                            PART II

Item 5.   Market for Common Equity and Related Stockholders Matters

Market Information

There is no "established trading market" for shares of the Company's common stock. As of February 13, 2003, the Company's common stock was quoted on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "HLOI". No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31, 2002, and 2001 is shown below, as quoted by Bloomberg, Inc. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

                        STOCK QUOTATIONS

  Quarter ended                        High Bid     Low Bid
  December 31, 2000 (1)                  1.00        0.375
  March 31, 2001 (1)                     0.44        0.25
  June 30, 2001 (1)                      0.37        0.26
  September 30, 2001 (1)                 0.28        0.20
  December 31, 2001 (1), (2)             1.01        0.95
  March 31, 2002 (1), (2)                0.95        0.90
  June 30, 2002 (1), (2)                 0.28        0.20
  September 30, 2002 (1), (2)            0.06        0.03
  December 31, 2002 (1), (2)             0.03        0.03

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

Holders

As at February 13, 2003, the Company had 252 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intent to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends in its common stock.

Recent Sales of Unregistered Securities

Set forth below is information related to the securities sold by the Company during the last three fiscal years ended December 31, 2002, without registration under the Securities Act of 1933, as amended.

Name                    Date Acquired Number of Shares Aggregate Consideration
Click2Rewards.com, Inc.    3-28-2002         150,000            (1), (4)
46 stockholders of NLR     2-28-2002      11,614,133            (2), (4)
Alton Select Fund Limited  1-25-2000         250,000            (3), (4)

     (1) These shares were issued as partial consideration for the Company's acquisition of certain hardware and proprietary software to be used in NLR's business.

     (2) These shares were issued to the stockholders of NLR in consideration of an equal number of NLR shares pursuant to the Share Exchange Agreement. See the caption "Business" of this Report.

     (3) These shares were issued by the Company prior to the share exchange to acquire NLR.

     (4) All of these shares were issued in reliance upon exemptions from registration available under Sections 4(2) and 4(6) of the Securities Act of 1934 as amended, and Rule 506 of Regulation D or Regulation S of the Securities and Exchange Commission and from various similar state exemptions.

In the first quarter of 2002, the Company granted options to officers, directors and employees exercisable to acquire a total of 1,590,000 shares at exercise prices ranging from $0.90 to $1.00 per share. The options were granted to the following officers, directors and consultants:

         Name                 # of Options      Exercise Price
       Jerry Astor               50,000             $0.90
       Rosena Bhura              10,000             $0.90
       Dr. Stephen Greer        100,000             $0.90
       Dr. Stephen Greer        250,000              **
       Coreena Hansen            20,000             $0.90
       Michael Hanson            40,000             $0.90
       Justin Harbord            50,000             $0.90
       Trish Humjan              10,000             $0.90
       Rod Jao                  200,000             $0.90
       Don Karn                  60,000             $0.90
       Dr. Francis Lynch         60,000             $0.90
       Dean Mailey              225,000             $0.90
       Dr. Mark Saginor          50,000             $0.90
       Peter Tarpay              50,000             $0.90
       Dr. Lisa Lichota          25,000             $0.90
       Kathryn Williams          75,000             $0.90
       Michael Woodman          275,000             $1.00
       Suzanne Wood             250,000             $0.90

       Edward Yau                40,000             $0.90

     ** To be issued based on certain earn-out criteria.

These securities were issued to 1) non U.S. persons outside the United States and 2) to U.S. persons pursuant to exemptions from registration available under Regulation S and under Section 4(2) of the Securities Act of 1933. No offer or sale was made by any form of general solicitation or general advertising.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

Overview

Effective February 28, 2002, the Company issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of NLR. The share exchange was on a one share for one share basis. The share exchange has been accounted for by the purchase method of accounting for business combinations. After the share exchange, the former stockholders of NLR owned approximately 70% of the issued shares of the Company, constituting control of the Company (the legal acquiring company) by the former stockholders of NLR (the legal acquired or subsidiary company). This type of share exchange is referred to as a reverse acquisition, for accounting purposes NLR is treated as the acquirer and the continuing reporting entity. The audited consolidated financial statements at December 31, 2002 represent the presentation on a consolidated basis of the accounts of the Company and NLR. The prior period comparative figures are non-consolidated and represent the financial position, results and cash flows of NLR, as NLR is the continuing company for purposes of financial statement preparation.

The audited consolidated financial statements at December 31, 2002 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage enterprise, has had continuing losses from inception and will likely be required to rely upon the issuance of stock for its financing requirements until self-sufficient business operations can be established. These factors together raise substantial doubts about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2002, the Company entered into the Compromise Agreement to rescind certain Share Exchange Agreements which were effective as of February 28, 2002. The rescission will effectively result in HALO transferring a total of 5,452,500 common shares in NLR to three directors and officers of HALO and to one consultant to HALO, who will, in exchange transfer a total of 5,452,500 shares of HALO. HALO will cancel those shares on receipt.

The Compromise Agreement further provides that HALO will make a similar offer of rescission to the prior shareholders of NLR. Should all of the shareholders participate in the rescission, the Company may receive up to an additional 6,161,633 of its shares in connection with the rescission of the Share Exchange Agreements and any shares so received will be cancelled by the Company. On completion of the rescission, all shares of NLR will either be held by the prior shareholders of NLR or be returned to NLR's treasury. In addition, NLR will be released from obligations under any advances made by the Company to NLR at closing and the employment agreements between the Company and Michael Woodman and Dean Mailey will be terminated and a total of 675,000 stock options issued to the principals will be deemed null and void.

Upon completion of the transactions contemplated in the Compromise Agreement, the Company will no longer own any interest in NLR or be in the business operated by NLR. Management's Discussion and Analysis of the Company's results of operations is based on the Company's results of operations for the year ended December 31, 2002, and the results of operations for future periods will differ materially following completion of the transactions contemplated in the Compromise Agreement.

Results of Operations

Twelve Months ended December 31, 2002 and Eleven Months Ended December 31,
2001

Revenue. The Company had revenue of $77,250 for the twelve months ended December 31, 2002 and $1,120 for the eleven months ended December 31, 2001. The Company was in the process of developing its business strategy and had no significant business or revenues in 2001.

During the year ended December 31, 2002, the Company began implementing its business strategy; however revenue in 2002 failed to meet management's expectations. The Company believes that current economic conditions have contributed to slower than expected revenue growth and the success of its marketing and sales strategies. During the first three quarters of 2002, the Company focused its resources on developing its sales force of independent lifestyle sales consultants and relied primarily on sales from such sales force. This strategy failed to generate any material revenues. During the third and fourth quarters, the Company refocused its resources on developing its multimedia business and its Pro-Marketing Systems.

Gross Profit and Gross Margin. The Company had gross profit on sales of $10,952 during the year ended December 31, 2002, compared to gross profit of $1,120 during the eleven month period ended December 31, 2001. The Gross Margin as a percentage of sales during the fiscal year ended December 31, 2002 was 14.18% of sales. Gross Margin was lower than expected as a result of incentive discounting for the purposes of attempting to penetrate the market and develop a direct sales network. The Company was in the process of developing its business strategy during 2001 and consequently, had nominal gross profit on the sales.

General and Administrative Operating Expenses. The Company had total general and administrative operating expenses of $2,262,442 in fiscal 2002, compared to $1,399,842 in fiscal 2001, an increase of $862,600. General administrative operating expenses during 2001 consisted primarily of professional fees and consulting expenses related to developing the Company's business strategy and financing and business development activities. The increase in general administrative and operating expenses in 2002 resulted from increased expenses related to the development HALO's business and multimedia platform.

The following general and administrative expenses increased significantly in 2002 compared to 2001:

     * accounting and legal which increased to $150,046 in fiscal 2002 ($120,297 fiscal 2001) due to increased reporting and accounting obligations and professional fees incurred in connection with the share exchange between the Company and NLR;

     * broadcast production and services which increased to $182,634 in fiscal 2002 ($25,134 fiscal 2001) due to the launch of HALO-Radio in January 2002;

     * advertising and promotion which increased to $59,194 in fiscal 2002 ($44,589 in fiscal 2001) due to increased activities relating to development the Company's sales force of independent lifestyle sales consultants and promotional activities related to the Company's business;

     * amortization expense which increased to $59,584 in fiscal 2002 ($12,776 in fiscal 2001) in part due to the acquisition and amortization related to the Click2Rewards assets;

     * consulting and corporate services were $630,879 in fiscal 2002 (of which $352,720 was non-cash stock based compensation), compared to $692,237 in fiscal 2001 (of which $523,009 was non-cash stock based compensation);

     * management and directors fees were $280,237 in fiscal 2002, compared to $368,274 in fiscal 2001 (of which $19,237 was non-cash stock based compensation);

     * financial consulting and investor relations were $250,000 in fiscal 2002 ($0 in fiscal 2001) related to $35,000 in monthly fees paid to a consultant under a consulting agreement (which was terminated December 15, 2002) for consulting services and activities related to efforts to raise additional capital and for investor relations services as a public company;

     * office and miscellaneous expenses which increased to $63,435 ($14,325 in 2001) due to increased activities in the development of the Company's business;

     * rent expense that increased to $46,710 ($33,146 in fiscal 2001) due to the renting of the additional office space for the Company's marketing and sales staff;

     * travel and entertainment which increased to $64,237 in fiscal 2002 ($49,611 in fiscal 2001) due to increased travel related to developing the Company's sales force of independent lifestyle sales consultants;

     * wages which increased to $119,398 in fiscal 2002 ($13,536 in fiscal 2001) due to hiring of personnel for operations and

     * a provision for the write-down of capital assets of $221,896 in fiscal 2002 ($0 in fiscal 2001) relating to the Click2rewards software.

During the fourth quarter of 2002, the Company was in the process of attempting to develop cost controls and streamline its operations in response to declining working capital.

Net Loss for the Year. Net loss for fiscal 2002 was $2,239,685 compared to a loss of $1,398,653 in fiscal 2001. The Company had basic diluted net loss of $0.14 per share in 2002, compared to a loss of $0.12 per share in 2001.

During the fiscal 2002, the Company also recorded other comprehensive loss of $350,000 resulting from unrealized loss on its investment in the Far Group. Comprehensive loss of fiscal 2002 was $2,589,685, compared to $1,398,653 in fiscal 2001.

Liquidity and Capital Resources

At December 31, 2002, the Company had a working capital deficit of $265,453, including cash and equivalents of $43,358. At December 31, 2001, the Company had a working capital deficit of $271,422, including cash and cash equivalents of $45,639.

During the year ended December 31, 2002, the Company entered into the share exchange transaction to acquire NLR. The share exchange has been accounted for by the purchase method of accounting for business combinations. After the share exchange, the former stockholders of NLR owned approximately 70% of the issued shares of the Company, constituting control of the Company (the legal acquiring company) by the former stockholders of NLR (the legal acquired or subsidiary company). This type of share exchange is referred to as a reverse acquisition, for accounting purposes NLR is treated as the acquirer and the continuing reporting entity. The audited consolidated financial statements at December 31, 2002 represent the presentation on a consolidated basis of the accounts of the Company and NLR. The prior period (December 31, 2001) comparative figures are non-consolidated and represent the financial position, results and cash flows of NLR, as NLR is the continuing company for purposes of financial statement preparation. As a result, the Company acquired cash of $2,103,585 and accounts payable and accrued liabilities of $65,000 in connection with the reverse acquisition transaction. See, Note 4 of the Company's consolidated financial statements included with this annual report.

During the twelve month period ended December 31, 2002, the Company used cash in operating activities of $1,669,065 and cash in investing activities of $771,335. Investing activities included the investment of $500,000 in the Far Group, which was in the process of developing a kiosk-based marketing system that the Company anticipated it would use as a distribution channel for its products, and $271,335 in the acquisition of capital assets.

The Company has no significant revenues from operations and no internal sources of liquidity. The Company has no external sources of liquidity. The Company currently does not have sufficient working capital to fund its operating requirements for the next twelve months.

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

The Company had no long-term debt obligations at December 31, 2002. The Company has general obligations under contracts of approximately $22,500 per month. The Company has entered into no derivative financial instrument arrangements to December 31, 2002.

Plan of Operation

Due to the current economic conditions and the status of the financial markets, the Company has been unable to raise the additional capital required to fund its business plan. On December 20 2002, Justin Harbord was appointed as an independent member of the Company's board of directors to assist the Company in evaluating its business strategy and prospects. The independent members of the Company's board of directors determined that it was in the best interest for the Company and its shareholders for the Company to enter into the Compromise Agreement, with Michael Woodman, Dean Mailey and Kathryn Williams, current directors of the Company and the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer , respectively, and Steven Greer, a consultant to HALO. Michael Woodman, Dean Mailey, Kathryn Williams and Steven Greer believe that the HALO business strategy can be commercially successful, subject to the availability of adequate financing.

Under the terms of the Compromise Agreement, the Company would rescind the share exchange transaction in which it acquired NLR and terminate its employment agreements with Michael Woodman and Dean Mailey. After giving effect to the transactions contemplated in the Compromise Agreement, all of the Company's interests in NLR would be transferred to its former shareholders and the Company would divest its interest in the NLR business. NLR continues to operate the HALO business, and all obligations incurred by NLR after the closing will be the obligations of NLR. The Company anticipates that it will have no employees after the transactions contemplated in the Compromise Agreement are completed.

The Company intends to explore new business opportunities. The Company has not identified any new business opportunities and has no agreements related to such opportunities.

Assuming the completion of the Compromise Agreement, the Company's plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

The Company currently does not have sufficient funds to meet its cash requirements for the next twelve months. The Company intends to raise the capital required to fund its cash requirements and future business opportunities by issuing debt and/or equity securities, although the Company has no current arrangements or agreements related to such financings. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair
value estimates reflected in the balances set out in the   preparation of the
consolidated financial statements. The Company had a working capital deficit of $265,453 as at December 31, 2002, and had an operating loss of $2,239,685 for the twelve-month period ended December 31, 2002. The Company will require additional capital to meet its current obligations and to fund its plan of operations. There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

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

Item 7.   Financial Statements and Supplementary Data

           HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                  (Formerly MicroAccel, Inc.)
                (A Development Stage Enterprise)

               CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2002 and 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Health Anti-Aging Lifestyle Options, Inc.
(Formerly MircroAccel, Inc.)

We have audited the accompanying consolidated balance sheets of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage enterprise, has had continuing losses from inception and will likely be required to rely upon the issuance of stock for its financing requirements until self-sufficient business operations can be established. These factors together raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                   /s/ Hoogendoorn Vellmer
January 21, 2003                                        Chartered Accountants
(except with regards to Note 13,                        Vancovuer, .B.C.
which is dated February 14th, 2003)

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)


                    CONSOLIDATED BALANCE SHEET
                                U.S. Dollars
As at December 31,                              2002            2001
                                                   $               $
                              ASSETS
CURRENT
  Cash                                        43,358          45,639
  Trade accounts receivable                    1,539               -
  Goods and services tax recoverable          45,378          18,735
  Advances and prepaid expenses                1,347          75,253
  Inventory                                   13,807               -
                                            --------         -------
                                             105,429         139,627

INVESTMENT IN DEVELOPMENT STAGE COMPANY
(NOTE 5)                                     150,000               -

CAPITAL ASSETS (NOTE 6)                       49,658          59,803
                                            --------         -------
TOTAL ASSETS                                 305,087         199,430
                                            ========         =======

                          LIABILITIES
CURRENT
  Accounts payable and accrued liabilities   214,411         262,638
  Deferred revenue                             5,618               -
  Loan payable (Note 7)                        5,241           6,741
  Long term debt - current portion (Note 8)  145,612         141,670
                                            --------        --------
                                             370,882         411,049
LONG TERM DEBT (NOTE 8)                            -          23,330
                                            --------        --------
TOTAL LIABILITIES                            370,882         434,379
                                            --------        --------
NON-CONTROLLING INTEREST IN SUBSIDIARY
(NOTE 4)                                           1               -
                                            --------        --------

                    STOCKHOLDERS' DEFICIENCY
COMMON STOCK (NOTE 9)
   Authorized:
     30,000,000 common shares, $0.001
     par value
     10,000,000 preferred shares, $0.001
     par value
  Issued and outstanding:
     16,726,033 common shares (December 31,
     2001: 1,655,000)                         16,726          11,655

ADDITIONAL PAID-IN CAPITAL                 4,112,088         865,971

ADVANCES UNDER SHARE EXCHANGE AGREEMENT            -         500,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT
STAGE                                     (3,844,610)     (1,612,575)

ACCUMULATED OTHER COMPREHENSIVE LOSS        (350,000)              -
                                          ----------      ----------
TOTAL STOCKHOLDERS' DEFICIENCY               (65,796)       (234,949)
                                          ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                   305,087         199,430
                                          ==========      ==========

NOTE 1 - NATURE OF OPERATIONS
NOTE 2 - GOING CONCERN

  See Accompanying Notes to the Consolidated Financial Statements

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                (A Development Stage Enterprise)

   CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                          U.S. Dollars
                                                               Cumulative From
                                                                  Inception of
                               For the Year For the Eleven   Development Stage
                                      Ended   Month Period                  on
                               December 31, Ended December February 2, 1999 to
                                       2002       31, 2001   December 31, 2002
                                          $              $                   $
REVENUE
  Sales                             77,250          1,120              78,370
  Cost of sales                    (66,298)             -             (66,298)
                               -----------     ----------         -----------

GROSS PROFIT                        10,952          1,120              12,072

INTEREST INCOME                     11,790             69              11,859
OTHER INCOME                            15              -                  15
                               -----------     ----------         -----------
                                    22,757          1,189              23,946
                               -----------     ----------         -----------
SALES EXPENSES                      23,030              -              23,030

PROVISION FOR WRITE-DOWN OF
INVENTORY                           71,621              -              71,621

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting and legal             150,046        120,297             278,112
  Advertising and business
    development                     59,194         44,589             103,783
  Amortization                      59,584         12,776              74,295
  Broadcast production and
    services                       182,634         25,134             233,738
  Consulting and corporate
    services                       630,879        692,237           1,346,815
  Gain on settlement of accounts
    payable                        (22,200)             -             (22,200)
  Interest on long term debt        20,719          8,712              35,719
  Financial consulting and
    investor relations             250,000              -             250,000
  Management and Directors' fees   280,237        368,274             756,161
  Office and sundry                 63,435         14,325              88,237
  Rent                              46,710         33,146              84,341
  Regulatory and stock transfer
    fees                            13,071          3,953              20,781
  Telecommunication and utilities   27,951         13,252              43,181
  Travel and entertainment          64,237         49,611             126,112
  Wages                            119,398         13,536             132,934
  Write-down of capital assets     221,896              -             221,896
                                ----------      ---------         -----------
                                (2,262,442)    (1,399,842)         (3,868,556)
                                ----------      ---------         -----------
NET LOSS                        (2,239,685)    (1,398,653)         (3,844,610)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on investment   (350,000)             -            (350,000)
                                ----------      ---------         -----------
COMPREHENSIVE (LOSS) INCOME     (2,589,685)    (1,398,653)         (4,194,610)
                                ==========      =========         ===========
BASIC AND DILUTED NET LOSS PER
SHARE                                (0.14)         (0.12)
                                ==========      =========
WEIGHTED AVERAGE NUMBER OF
SHARES                          15,874,050     12,056,178
                                ==========     ==========

  See Accompanying Notes to the Consolidated Financial Statements

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                (A Development Stage Enterprise)

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                           U.S. Dollars

                         Number
                             of              Additional        Advances on
                         Common                 Paid-in              Stock
                         Shares     Shares      Capital      Subscriptions
                              $          $            $                  $
Balance,
February 2, 1999              -          -            -                  -

Stock issued for
cash at 0.001
per share            10,200,000     10,200            -                  -

Net loss for the
period ended
January 31, 2000              -          -            -                  -

Balance,
January 31, 2000     10,200,000     10,200            -                  -

Stock
subscriptions
received                      -          -            -             65,000

Net loss for the
year ended
January 31, 2001              -          -            -                  -

Balance,
January 31, 2001     10,200,000     10,200            -             65,000

Stock issued for
Services at $2.00
per share               200,000        200      399,800                  -

Stock issued for
cash at $2.00
per share               125,000        125      249,875            (65,000)

Stock issued in
settlement of debt
at $1.00 per share       75,000         75       74,925                  -

Stock issued for
services at $0.135
per share             1,055,000      1,055      141,371                  -

Advances under share
exchange agreement            -          -            -                  -

Net loss for the
year ended
December 31, 2001             -          -            -                  -

Balance,
December 31, 2001    11,655,000     11,655      865,971                  -

Advances under
share exchange
agreement                     -          -            -                  -

Shares tendered to
MicroAccel, Inc.    (11,614,133)         -            -                  -

Shares not tendered
minority interest       (40,867)         -           (1)                 -

Historical number
of shares issued
by MicroAccel, Inc.
(Note 4)              4,961,900          -            -                  -

MicroAccel, Inc.
Shares issued on
reverse acquisition
(Note 4)             11,614,133          -    2,906,119                  -

Adjustment in
capital stock
to stated par
value of $0.001
per share                     -      4,921      (12,571)                 -

Technology
agreement at
$1.00 per share         150,000        150      149,850                  -

Stock options
granted to non-
employees                     -          -      202,720                  -

Net loss for
the period                    -          -            -                  -

Other comprehensive
loss                          -          -            -                  -

Balance,
December 31, 2002    16,726,033     16,726    4,112,088                  -

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                           U.S. Dollars
                                  (CONTINUED)

                             Advances                    Deficit
                                Under   Accumulated  Accumulated         Total
                                Share         Other       During Stockholders'
                             Exchange Comprehensive  Development        Equity
                            Agreement Income (loss)        Stage  (Deficiency)
                                    $             $            $             $
Balance,
February 2, 1999                    -             -            -            -

Stock issued for
cash at 0.001
per share                           -             -       (7,650)       2,550

Net loss for the
period ended
January 31, 2000                    -             -       (3,823)      (3,823)

Balance,
January 31, 2000                    -             -      (11,473)      (1,273)

Stock subscriptions
received                            -             -            -       65,000

Net loss for the
year ended
January 31, 2001                    -             -     (202,449)    (202,449)

Balance,
January 31, 2001                    -             -     (213,922)    (138,722)

Stock issued for
services at $2.00
per share                           -             -            -      400,000

Stock issued for
cash at $2.00
per share                           -             -            -      185,000

Stock issued in
settlement of debt
at $1.00 per share                  -             -            -       75,000

Stock issued for
services at $0.135
per share                           -             -            -      142,426

Advances under share
exchange agreement            500,000             -            -      500,000

Net loss for the
year ended
December 31, 2001                   -             -   (1,398,653)  (1,398,653)

Balance,
December 31, 2001             500,000             -   (1,612,575)    (234,949)

Advances under
share exchange
agreement                     367,534             -            -      367,534

Shares tendered to
MicroAccel, Inc.                    -             -            -            -

Shares not tendered
minority interest                   -             -            -           (1)

Historical number
of shares issued
by MicroAccel, Inc.
(Note 4)                            -             -            -            -

MicroAccel, Inc.
Shares issued on
reverse acquisition
(Note 4)                     (867,534)            -            -    2,038,585

Adjustment in
capital stock
to stated par
value of $0.001
per share                           -             -        7,650            -

Technology
agreement at
$1.00 per share                     -             -            -      150,000

Stock options
granted to non-
employees                           -             -            -      202,720

Net loss for
the period                          -             -   (2,239,685)  (2,239,685)

Other comprehensive
loss                                -      (350,000)           -     (350,000)

Balance,
December 31, 2002                   -      (350,000)  (3,844,610)     (65,796)

   See Accompanying Notes to The Consolidated Financial Statements

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

           CONSOLIDATED STATEMENT OF CASH FLOWS
                           U.S. Dollars
                                                               Cumulative From
                                                                  Inception of
                               For the Year For the Eleven   Development Stage
                                      Ended   Month Period                  on
                               December 31, Ended December February 2, 1999 to
                                       2002       31, 2001   December 31, 2002
                                          $              $                   $
Cash provided by (used in):
OPERATING ACTIVITIES
  Net loss                       (2,239,685)    (1,398,653)        (3,844,610)
  Other comprehensive loss         (350,000)             -           (350,000)
  Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Amortization                     59,584         12,776             74,295
    Write-down of capital assets    221,896              -            221,896
    Unrealized loss on long-term
      investment                    350,000              -            350,000
    Accrued interest                 12,112          8,712             27,112
    Services paid for by stock and
      stock options                 352,720        542,426            895,146
  Changes in operating assets and
    liabilities:
    Trade accounts receivable        (1,539)             -             (1,539)
    Goods and services tax
      recoverable                   (26,643)       (14,278)           (45,378)
    Advances and prepaid expenses    73,906        (61,365)            (1,347)
    Inventory                       (13,807)             -            (13,807)
    Accounts payable and accrued
      liabilities                  (113,227)       228,168            149,411
    Deferred revenue                  5,618              -              5,618
                                 ----------      ---------        -----------
Net cash used in operating
activities                       (1,669,065)      (682,214)        (2,533,203)
                                 ----------      ---------        -----------
INVESTING ACTIVITIES
  Acquisition of capital assets    (271,335)       (41,750)          (345,849)
  Long-term investment             (500,000)             -           (500,000)
                                 ----------      ---------        -----------
Net cash used in investing
activities                         (771,335)       (41,750)          (845,849)
                                 ----------      ---------        -----------
FINANCING ACTIVITIES
  Common stock issued for cash            -        185,000            252,550
  Proceeds from loan (repayment)    (31,500)        75,000            193,500
  (Repayment) Proceeds from
  related party loan                 (1,500)        (4,459)             5,241
  Advances under share exchange
  agreement                         367,534        500,000            867,534
  Cash acquired in reverse
  acquisition of MicroAccel,
  Inc. (Note 4)                   2,103,585              -          2,103,585
                                -----------      ---------        -----------
Net cash received from
financing activities              2,438,119        755,541          3,422,410
                                -----------      ---------        -----------
(DECREASE) INCREASE IN CASH          (2,281)        31,577             43,358

CASH AT BEGINNING OF PERIOD          45,639         14,062                  -
                                -----------      ---------        -----------
CASH AT END OF PERIOD                43,358         45,639             43,358
                                ===========      =========        ===========

   See Accompanying Notes to the Consolidated Financial Statements

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

         CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           U.S. Dollars
                                                               Cumulative From
                                                                  Inception of
                               For the Year For the Eleven   Development Stage
                                      Ended   Month Period                  on
                               December 31, Ended December February 2, 1999 to
                                       2002       31, 2001   December 31, 2002
                                          $              $                   $
SUPPLEMENTAL CASH FLOWS INFORMATION

Interest expense                          -         9,795              16,243
Taxes                                     -             -                   -

NON-CASH FINANCING ACTIVITIES

Common stock issued for current
services                            150,000       542,426             692,426

Loan retired by issuance of stock         -        75,000              75,000

Advances on prior year's stock
subscriptions settled by issuance
of common stock                           -        65,000              65,000

Compensatory stock options expense
for current service of
non-employees                       202,720             -             202,720

  See Accompanying Notes to the Consolidated Financial Statements

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE 1   NATURE OF OPERATIONS

The Company was incorporated under the laws of Utah as Daur & Shaver, Inc. on October 24, 1986. On August 31, 1987, the Company completed the acquisition of all the outstanding common shares of Western Antenna Research, Inc. a Colorado corporation. The Company's name was subsequently changed to Western Antenna Corporation. After two years of unsuccessful operations Western Antenna Research, Inc. was abandoned, the name of the Company was changed to Hortitech, Inc. and the Company was reclassified as a development stage enterprise on November 29, 1989. Subsequently, the name of the Company was changed to MicroAccel, Inc. ("MicroAccel") on February 2, 2000.

Effective February 28, 2002, the Company acquired 99.65% interest in Network Lifestyle Radio Corp. ("NLR"), as described in Note 4. The Company subsequently changed its name to Health Anti-Aging Lifestyle Options, Inc. ("Halo").

These financial statements represent the presentation on a consolidated basis of the accounts of the Company and NLR. The prior period comparative figures are non-consolidated and represent the financial position, results of operations and cash flows of NLR, as NLR is the continuing company for purposes of financial statement preparation.

NLR was incorporated under the laws of the State of Delaware on February 2, 1999 under the name of Casper Enterprises Inc. Its primary business was the exploration for mineral resources. On June 8, 2000 NLR changed its name to workathome.com Ltd. Subsequently, on July 24, 2000, it changed its name to Network Lifestyle Radio Corp., to match the change of business direction into the business of marketing products and services in the health, wellness and anti-aging industry. During the period ended December 31, 2001, NLR changed its year-end from January 31st to December 31st.

During 2002, the combined company was developing its operations in the direction of marketing products and services in the health, wellness and anti-aging industry through a network of independent Lifestyle Consultants who purchase at wholesale pricing for the purpose of selling to retail customers and for personal consumption. Lifestyle Consultants earn commissions on their downline growth and sales volume. At December 31, 2002 the Company is still considered to be in the development stage, and the accompanying financial

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

statements provide disclosure specified in SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises". The comparative financial statements 2001 are for an eleven month period.

Subsequent to year-end, the Company entered into a Compromise and Settlement Agreement, as described in Note 13. Upon completion of this agreement HALO intends to change its operational focus to searching for, identifying and entering into an investment, either through funding or acquisition, of a new business operation.

NOTE 2   GOING CONCERN

The Company has accumulated losses of $3,844,610 since inception, and has not been able to establish a self-supporting level of sales revenue. At December 31, 2002 it has a working capital deficiency of $265,453. It is likely that the only source of potential financing will be the issuance of additional stock. There can be no assurance that management will be successful in its efforts to secure new financing, or that it will ever develop a business which is self supporting. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Halo, NLR, and of NLR's wholly-owned subsidiaries HALO.TV, Inc., a company incorporated under the laws of Nevada and HALO (Canada) Inc., a company incorporated under the laws of Canada. The subsidiaries of NLR were incorporated by NLR. All intercompany transactions and liabilities have been eliminated on consolidation.

     Inventory

     Inventory comprises purchased product ready and available for resale, and is recorded at the lower of cost and market.

     Investments

     Investments in available-for-sale shares are recorded at estimated fair market value. Unrealized gains or losses are reported in accumulated other comprehensive income.

     Capital assets

     Capital assets are recorded at cost on acquisition. Website development costs are capitalized, while website related planning and pre-development costs are expensed as incurred

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Capital assets (continued)

     Amortization is provided for on the declining balance basis over the estimated useful lives of the assets at the following annual rates:

          Computer software             33%
          Furniture and fixtures        20%
          Studio equipment              20%
          Website                       33%

     Leasehold improvements are being amortized on a straight-line basis over the lease period.

     The capital assets are written down to their net realizable value when their carrying value exceeds the estimated future benefits to the Company.

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

     Advertising costs

     All advertising costs, including production and media broadcast, are expensed as incurred.

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

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Financial instruments and financial risk

     The Company's financial instruments consist of cash, trade accounts receivable, accounts payable and accrued liabilities, loans payable and long term debt. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values.

     Loss per share

     Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. A total of 1,690,000 stock options have not been included in the calculation of basic loss per common share, on the basis that such inclusion would be anti-dilutive.

     Translation of foreign currencies

     The Company's functional currency is U.S. dollars and unless otherwise indicated all amounts in these financial statements are stated in U.S. dollars.

     Revenues and expenses arising from foreign currency transactions are translated into United States dollars at the average rate of exchange for the period. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the rates prevailing on the balance sheet date. Other assets and liabilities are translated into United States dollars at the rates prevailing on the transaction dates. Exchange gains and losses are recorded as income or expense in the period in which they occur.

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

NOTE 4   BUSINESS COMBINATION

Effective February 28, 2002 MicroAccel issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of NLR. The share exchange was on a one share for one share basis. The share exchange has been accounted for by the purchase method of accounting for business combinations. After the share exchange, the former stockholders of NLR own approximately 70% of the issued shares of the Company, constituting control of HALO (formerly

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MicroAccel, the legal acquiring company) by the former stockholders of NLR (the legal acquired or subsidiary company). This type of share exchange is referred to as a reverse acquisition, where for accounting purposes NLR is treated as the acquirer and the continuing reporting entity.

The consolidated balance sheet of HALO at December 31, 2002 reflects the assets and liabilities of the combined companies as the aggregate of the assets and liabilities of NLR at net book value and the fair value of the net assets of MicroAccel acquired effective February 28, 2002. In accordance with accounting principles generally accepted for reverse acquisitions, the amounts shown for capital stock and additional paid-in capital are calculated by adding to the book value of the equity accounts of NLR the cost of the acquisition. However, the capital structure, being the number and type of shares issued, reflects that of the legal parent, HALO (formerly MicroAccel), including the shares issued to complete the reverse takeover.

The interest in NLR attributable to the 40,867 shares (0.35%) not exchanged for MicroAccel shares is recorded at the proportionate book value of net assets of NLR, being $1.

The consolidated statement of operations reflects the results of operations of NLR and its subsidiaries for the year ended December 31, 2002 plus the results of operations of HALO (formerly MicroAccel) from February 28, 2002, the date of the business combination, to December 31, 2002.

The comparative consolidated statement of operations reflects the results of operations of only NLR and its subsidiaries commencing February 1, 2001, the beginning of its 2001 fiscal year, as the prior fiscal year end of NLR was January 31, 2001.

For the purposes of computing basic and diluted loss per share for the current year the number of shares outstanding for the period to the date of the reverse acquisition is deemed to be the number of shares issued by MicroAccel to the shareholders of NLR. For the period from the reverse acquisition to December 31, 2002, the number of shares used in the calculation of loss per share is the actual number of shares of HALO outstanding in the period. The weighted average number of shares is based upon the numbers determined for the periods prior to and after the reverse acquisition as described above.

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

Pro forma combined results of operations on the basis that the entities had been combined for the entire twelve months of 2002, and for the comparative 2001 periods are summarized as follows:

                                           Twelve  Eleven Months
                                           Months          Ended
                                            Ended   December 31,
                                     December 31,           2001
                                             2002
                                                $              $
         Pro forma revenue                 93,801         77,200
         Pro forma loss for the period  2,297,212      1,536,640
         Pro forma comprehensive loss 2,697,212 1,536,640 Pro forma basic and diluted
           loss per share                    0.14           0.10
         Pro forma weighted average
           number of shares            16,656,033     16,194,802

NOTE 5   INVESTMENT IN DEVELOPMENT STAGE COMPANY

In July 2002, the Company paid $500,000 to acquire 500,000 shares of FAR Group Inc. ("FAR"), a Washington State corporation in the development stage. The Company intended to enter into a joint marketing program with FAR for the distribution of its lifestyle products, in particular its nutritional supplements, utilizing a kiosk-based marketing system being developed by FAR.

At present, HALO has no plans to make further investments in the business operations of FAR. FAR will need to raise additional financing to continue development of its business plan, and there is no assurance it will be able to do so. The shares of FAR trade on the OTC Bulletin Board in quantity considered insufficient for the quoted market value to provide a reliable estimate of the fair value of the Company's investment. The Company has estimated the fair value of its investment to be $150,000 after considering such factors as the liquidity of its investment, the development stage of FAR's operations, and the need for FAR to obtain additional financing from a new marketing partner or investors.

The Company has recorded as an item of comprehensive loss a charge of $350,000 to write down the value of its investment at December 31, 2002.

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   CAPITAL ASSETS
                                                        December   December
                                                        31, 2002   31, 2001
                                 Accumulated            Net Book   Net Book
                           Cost Amortization Write-down    Value      Value
                              $            $          $        $          $
Furniture and fixtures   44,820       12,928          -   31,892     24,475
Computer software       253,288       41,792    210,496    1,000
Leasehold improvements    1,247          904          -      343        755
Studio equipment         11,815        3,392          -    8,423      5,617
Website                  34,677       15,277     11,400    8,000     28,956
                       --------      -------   --------   ------    -------
                        345,847       74,293    221,896   49,658     59,803

NOTE 7   LOAN PAYABLE

The loan payable in the amount of $5,241 (2001 - $6,741) is due to a director of the Company. It is unsecured, non-interest bearing, and with no specified terms of repayment. The fair value of the amount due is not determinable as it does not have specific repayment terms.

NOTE 8   LONG TERM DEBT

As at December 31, 2002, the Company's long term debt consisted of an unsecured loan with repayment terms of $25,000 upon closing of the business combination between the Company and NLR (Note 4) and $11,667 per month for 12 consecutive months thereafter. During the year 2002, the loan became due on demand.

The loan bears interest of 10% annually. Included in the loan amount as at December 31, 2002 is $27,112 of accrued interest (2001 - $15,000).

NOTE 9   COMMON STOCK

Since incorporation the Company has completed a 10 shares for 1 share stock split, and 1 share for 2.5 shares reverse split. The fiscal 2000 share issuance, being the only prior share transaction affected, has been restated retroactively to reflect the above corporate capital transactions.

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Common shares

          The common shares of the Company have a par value of $0.001. They are of the same class, voting, and entitlement to non-cumulative dividends. Upon liquidation, dissolution or wind-up, shareholders are entitled to the residual business proceeds of the Company after all of its debts, obligations and liabilities are settled.

          Preferred shares

          The preferred shares have a par value of $0.001 per share. Each preferred share can be issuable in one or more series with different fixed dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, any other rights, preferences, privileges and restrictions applicable to each series of the preferred stock. To date no preferred shares have been designated or issued.

     Common stock purchase options

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

     Stock options granted under the 2000 Stock Incentive Plan for the acquisition of 100,000 shares at a price of $2.50 per share by June 4, 2003 have vested and remain outstanding. The stock option granted under the 2000 Stock Incentive Plan has been adjusted to reflect the reverse and forward split and reverse split of the company's stock in 2000 and 2001.

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Changes in the Company's stock options are as follows:

                                            Exercise    Weighted
                                           Price per     Average
                                 Shares        Share    Exercise
                                                           Price
                                                   $           $
Outstanding, December 31, 2000   162,500        2.50        2.50
Granted                                -           -           -
Exercised                              -           -           -
Forfeited or expired             (62,500)       2.50        2.50
                                --------       -----       -----
Outstanding, December 31, 2001   100,000        2.50        2.50
Granted                        1,590,000   0.90-1.00        0.92
Exercised                              -           -           -
Forfeited or expired                   -           -           -
                               ---------   ---------       -----
Outstanding, December 31, 2002 1,690,000   0.90-2.50        1.01
                               ---------   ---------       -----


     Common stock purchase options (continued)

     Additional information about stock options outstanding and exercisable at December 31, 2002 is as follows:

                             Options Outstanding and
                                   Exercisable
                                                      Weighted
                                                       Average
                        Exercise       Number        Remaining
                     price/share  Outstanding      Contractual
                               $                          Life
                            0.90    1,315,000       3.22 years
                            1.00      275,000       4.12 years
                            2.50      100,000       0.42 years
                                   ----------
                                    1,690,000
                                   ==========


     Subsequent to year end, the Company signed Compromise and Settlement Agreements (see Note 13), pursuant to which 675,000 employee stock options will be cancelled.

     As permitted by Statement of Financial Accounting Standards ("SFAS") 123, the Company has elected to continue to follow Accounting Principles Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock awards. Under APB 25, when the exercise price of the Company's employee stock awards is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. As all of the Company's stock options have been priced with an exercise price not less than the market price on the date of grant, no compensation expense to employees has been recognized in the accompanying financial statements.

     The grant date fair value of employee options granted in the first quarter of 2002 was $1.42 per share on a weighted average basis. Had compensation cost for the stock based employee compensation been recorded, based upon the fair value of stock options, additional

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     compensation expense for the year ended December 31, 2002 would have been $596,580.

          Common stock purchase options (continued)

     As the company continues to follow APB 25 for stock options to employees SFAS 123 requires the following pro forma disclosure assuming this additional compensation expense:

                                       Year Ended  11 Months Ended
                                     December 31,     December 31,
                                             2002             2001
                                                $                $

         Pro-forma loss                 2,836,265        1,398,653

         Pro-forma comprehensive (loss) 3,186,265        1,398,653

         Pro-forma basic and diluted
         loss per share                      0.18             0.12

     The outstanding stock options include options as to 460,000 shares having a remaining weighted average life of 3.22 years and exercisable at a price of $0.90 per share which were granted in the first quarter of 2002 to non-employee consultants. The options vested as to 25% on February 28, 2002, with the remainder vesting each 3 months thereafter as to 25%. Consulting expense totalling $202,720 has been recorded in the year ended December 31, 2002 on account of these stock options, which had a total grant date fair market value of $202,720.

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

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   COMMITMENTS

The Company has commitments under the following agreements:

(i) Two year employment contracts, effective January 31, 2002, with its President, and Vice President/Chief Operating Officer. Annual base remuneration under the contracts is $150,000 and $120,000 respectively, payable monthly. The employment contracts were terminated subsequent to year-end in conjunction with the share exchange rescission agreement, as detailed in Note 13.

(ii) An agreement for consulting services with a term of three years, expiring November 14, 2005. Under the terms of the agreement, the Company will receive consulting services in consideration of a fee equal to a 25% participation in the management bonus pool, being 10% of gross profit in excess of the aggregate amount of $250,000, plus options to purchase 500,000 shares of the Company.

(iii)The Company is committed to pay minimum lease payments under a premises lease agreement in the amount of Cdn$28,620 (US$19,080) in the year ended December 31, 2003.

NOTE 11   RELATED PARTY BALANCES AND TRANSACTIONS

(i) Included in advances is $nil (2001 - $659) due from an officer of the Company.

(ii) Included in accounts payable is $90,500 (2001 - $88,000) due to officers of the Company.

(iii)For the year ended December 31, 2002, the Company paid (or recorded as payable) management and consulting fees totaling $517,137 to officers of the Company and their private companies (2001 - $439,730), and $10,000 director's fees to a director of the Company (2001 - $nil).

     These transactions are in the normal course of business and are measured at the exchange amount being the amount of consideration established and agreed to by the related parties.

NOTE 12   INCOME TAXES

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

            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                   (Formerly MicroAccel, Inc.)
                 (A Development Stage Enterprise)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                         December 31, 2002  December 31, 2001
     Net operating loss carry forwards
        (expiring in 2005 to 2022)              $3,074,000         $1,591,000

     Statutory tax rate                    $22,250 +39% in    $22,250 +39% in
                                        excess of $100,000 excess of $100,000

     Effective tax rate                                  -                  -

     Deferred tax assets                         1,182,110            603,740

     Less:  Valuation allowance                 (1,182,110)          (603,740)
                                              ------------        -----------
     Net deferred tax assets                  $          -        $         -

NOTE 13 - SUBSEQUENT EVENT

Subsequent to the year end the Company entered into Compromise and Settlement Agreements to rescind certain Share Exchange Agreements which were effective as of February 28, 2002. The rescission will effectively result in HALO transferring a total of 5,452,500 common shares of NLR to three directors and officers of HALO and to one consultant to HALO, who will, in exchange, return a total of 5,452,500 shares of HALO for cancellation.

The agreement further provides that HALO will make a similar offer of rescission to the prior shareholders of NLR. Should all of the shareholders participate in the rescission, HALO will (subject to the availability of an exemption from registration in the United States and an exemption from filing a prospectus in British Columbia) exchange on a one for one basis shares of NLR for previously issued shares of HALO. In the event that any of the prior shareholders of NLR do not participate in the rescission, HALO will transfer and deliver to NLR's treasury that number of shares that otherwise would have been exchanged. On completion of the rescission, HALO will own no shares of NLR. HALO may receive for cancellation up to an additional 6,161,633 of its previously issued shares.

All advances from HALO to NLR will be cancelled on closing of the agreement, as will the employment agreements with two officers of the Company (see Note 10 (ii)). A total of 675,000 employee stock options will also be cancelled.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the last two fiscal years ended December 31, 2002 and 2001, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406-455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1, as set forth in their report included herein.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

       Identification of Directors and Executive Officers

       Name                 Age                      Title
    Michael C. Woodman (1)  47   Chief Executive Officer, President, Director
    Dean Mailey (1)         47   Chief Operating Officer, Director
    Kathryn Williams (1)    40   Chief Financial Officer, Secretary,
                                 Treasurer, Director
    Justin W. Harbord       53   Director


(1) Under the terms of the Compromise Agreement, Michael Woodman, Dean Mailey and Kathryn Williams have agreed to resign as officers and directors of the Company effective on the closing date of the transactions contemplated therein. The transactions are expected to closing on March 13, 2003.

Background of Officers and Directors

Michael C. Woodman (aka Jesse Dylan) was appointed CEO, President and a director of the Company on February 28, 2002. Prior to his appointment as CEO, President and director of the Company, Mr. Woodman served and continues to serve in the same capacities for NLR and HALO. Mr. Woodman has extensive expertise in the broadcasting and direct selling industries. Mr. Woodman has been a weekly television entertainment host, an award-winning newspaper columnist and a radio personality for more than 20 years. Mr. Woodman has hosted several top-rated morning shows, and received industry recognition by being named one of the top five on-air personalities in the world by the British Broadcasting Company. Mr. Woodman has considerable sales and direct marketing experience, having become a Diamond Distributor with the Nikken Company. Mr. Woodman also was the "Voice of Nikken Team Diamond", hosting conference calls through which tens of thousands of cassette tapes were sold. Mr. Woodman sold his Nikken network in order to focus 100% of his time on the Company's business. Mr. Woodman is not a director of any other reporting issuer under the Securities Exchange Act of 1934.

Dean Mailey, was appointed Chief Operating Officer and a director of the Company on February 28, 2002. Prior to his appointment, Mr. Mailey served and continues to serve in the same capacities for NLR and HALO. Mr. Mailey has more than 20 years' experience in the fields of consumer advertising, strategic and partnership marketing, corporate communications and product branding and awareness. In 1998, Mr. Mailey co-founded Fusion Health & Wellness, an international distribution company in the health and wellness industry, where he developed a distribution network comprising of over 600 direct sales representatives throughout North America. Mr. Mailey was a founder of Fusion Communications, Inc. and served as its President from 1990 to 1998. Fusion Communications was a consulting company specializing in brand development, strategic partnership development and management, and productivity and profitability communication strategies. Mr. Mailey represented a wide range of clients, including Cruise Holidays International, where he provided consultation services for the rollout of its franchise system, and Denny's Restaurants, where he provided consulting services related to its rebranding, including new corporate graphics, new advertising strategies, new media tactics and the introduction of an upsell program in each restaurant. Mr. Mailey is not a director of any other reporting issuer under the Securities Exchange Act of 1934.

Kathryn Williams was appointed Secretary and Treasurer and a director of the Company on June 25, 2002. Ms. Williams has over 20 years of experience advising private and public companies on financing, media, investor relations, operational and business management matters. Currently, Ms. Williams is the President and a co-founder of Marketworks, Inc., a company that provides consulting services to private and publicly traded companies. Ms. Williams is not a director of any other reporting issuer under the Securities Exchange Act of 1934.

Justin Harbord was a director of the Company from December 20, 2000 to June 28, 2002. He was subsequently re-appointed to the board on December 19, 2002. Mr. Harbord is a self-employed business executive with over 30 years of extensive experience in the insurance business. Mr. Harbord was President of Family Insurance Group Ltd. from 1968 to 1999. Mr. Harbord is not a director of any other reporting issuer under the Securities Exchange Act of 1934.

There are no family relationships among the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

To the best of the registrant's knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

     (1) has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

     (2) were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) were the subject to any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of the following activities:

               (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii) engaging in any type of business practice;

               (iii)engaging in any activity in connection with the
                    purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws.


     (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil finding or find by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

To the best knowledge of the Company, all directors, officers and persons who beneficially owned more than ten percent of the Company's common stock filed timely reports in compliance with Section 16(a), except as follows: each of Michael Woodman, Dean Mailey, Kathryn Williams and Steven Greer filed their initial report on Form 3 late.

Item 10.  Executive Compensation

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.


                   SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------
Michael
Woodman
CEO,       12/31/00  48,900  0       0          0     0         0       0
President, 12/31/01 145,000  0     19,237(1)    0     0         0       0
Director   12/31/02 150,000  0       0          0   275,000     0       0

Dean
Mailey     12/31/00  37,500  0       0          0     0         0       0
COO,       12/31/01 120,000  0       0          0     0         0       0
Director   12/31/02 120,000  0       0          0   225,000     0       0

Kathryn
Williams
CFO        12/31/00     0    0       0          0     0         0       0
Secretary  12/31/01  52,000  0     81,000(1)    0     0         0       0
Treasurer  12/31/02  87,545  0       0          0    75,000     0       0
Director

Justin W.
Harbord,   12/31/00    0     0       0          0     0         0       0
Secretary/ 12/31/01    0     0     10,000       0     0         0     10,000
Treasurer, 12/31/02    0     0     10,000       0    50,000     0     10,000
Director



(1)      Consisting of non-cash stock based compensation.

Options/SAR Grants

During the year, the Company granted options to purchase 1,590,000 shares of the Company's common stock at prices ranging from $0.90 per share to $1.00 per share. Set forth in the table below are the option granted to the Company's Named Executive Officers and directors.

(a)                      (b)        (c)          (d)            (e)
Name                     Number of   % of Total   Exercise or    Expiration
                         Securities  Options/SAR  Base Price     Date
                         Underlying  Granted      ($/sh)
                         Options/SAR
                         granted(#)
Justin Harbord           50,000      2.58%        $0.90          2-28-04
Dean Mailey**            225,000     11.6%        $0.90          2-28-07
Kathryn Williams**       75,000      3.87%        $0.90          2-28-07
Michael Woodman**        275,000     14.18%       $1.00          2-28-07

   ** Under the terms of the Compromise Agreement, these options shall be null and void. The transactions contemplated under the Compromise Agreement are anticipated to close on March 17, 2003.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company's financial performance, stock price or any other measure.

Compensation of Directors

Justin Harbord was paid $10,000 for his services as an independent director the Company. There are no other standard arrangements pursuant to which the Company's directors are compensated for services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective January 31, 2002, the Company entered into two-year employment contracts with its President, Michael Woodman and its Chief Operating Officer, Dean Mailey. Annual base remuneration under the contracts $150,000 and $120,000 respectively, payable monthly. In the event that the Company terminates either Mr. Woodman or Mr. Mailey, without cause, the Company shall be required to continue to pay the employee their base salary through the earlier of (a) the date that the employee has obtained other full-time employment with a position, duties, responsibilities, compensation and status of the employee's employment under his employment agreement, or (b) the remainder of the term of his two year employment contract.

Under the terms of the Compromise Agreement, Mr. Woodman and Mr. Mailey have agreed that their employment contracts shall be terminated. The transactions contemplated in the Compromise Agreement are expected to close on March 26, 2003.

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company's common stock as of February 13, 2003 with the computation being based upon 16,726,033 shares of common stock being outstanding.


Name and Address                        Number of Shares     Percentage of
                                        Beneficially Owned   Class
Michael C. Woodman
2461 Bellevue Avenue
West Vancouver, British Columbia,
Canada  V7V 1E1                           3,793,400 (1)(3)    22.32%

Dean Mailey
2461 Bellevue Avenue
West Vancouver, British Columbia,
Canada  V7V 1E1                           1,425,000 (2)(3)     8.41%

Total                                     5,218,400 (3)       30.73%

(1) Mr. Woodman holds 3,300,000 shares directly and 218,400 shares indirectly. This amount includes options to acquire 275,000 shares within 60 days of February 28, 2003.
(2) This amount includes options to acquire 225,000 shares within 60 days of February 28, 2003.
(3) Under the terms of the Compromise Agreement, Mr. Woodman and Mr. Mailey have agreed to rescind the share exchange transaction under which they acquired these shares, and these shares shall be returned to the Company for cancellation. Mr. Woodman and Mr. Mailey have also agreed that the options granted to them shall be null and void. The transactions contemplated in the Compromise Agreement are anticipated to close on March 26, 2003.

Security Ownership of Management

The following table sets forth the shareholdings of the Company's directors and executive officers as of February 13, 2003 based upon 16,726,033 shares of common stock being outstanding:

Name and Address                     Number of Shares    Percentage of
                                     Beneficially Owned  Class
Michael C. Woodman
2461 Bellevue Avenue
West Vancouver, British Columbia,
Canada  V7V 1E1                        3,793,400 (1)(6)   22.32% (1)

Dean Mailey
2461 Bellevue Avenue
West Vancouver, British Columbia,
Canada  V7V 1E1                        1,425,000 (2)(6)    8.41% (2)

Stephen Greer
318 Grange Hall Road
Dayton, Ohio 45430                       752,500 (3)(6)    4.47% (3)


Kathryn Williams
2461 Bellevue Avenue
West Vancouver, British Columbia,
Canada  V7V 1E1                          375,000 (4)(6)    2.23% (4)

Justin Harbord
5635   34B Avenue
Delta, BC
Canada V4K 3N2                            50,000 (5)       0.30% (5)

Total                                  6,395,500 (7)      36.86% (7)

(1) Mr. Woodman holds 3,300,000 shares directly and 218,400 shares indirectly. This amount includes options to acquire 275,000 shares within 60 days of February 28, 2003.

(2) This amount includes options to acquire 225,000 shares within 60 days of February 28, 2003.

(3) Dr. Greer is the Vice President of Business Development of NLR, the Company's wholly owned subsidiary. This amount includes 40,000 shares held directly by Dr. Greer and 612,500 shares held by Benedict Partners Ltd., a company controlled by Dr. Greer. This amount include a currently-exercisable option to acquire 100,000 shares within 60 days of February 28, 2003, but does not include an option to acquire 250,000 shares subject to certain terms and conditions.

(4) Ms. Williams holds 300,000 shares indirectly through Marketworks, Inc. This amount includes options to acquire 75,000 shares within 60 days of February 28, 2003.

(5) Mr. Harbord holds a currently-exercisable option to acquire 50,000 shares within 60 days of February 28, 2003.

(6) Under the terms of the Compromise Agreement, Mr. Woodman, Mr. Mailey, Dr. Greer and Ms. Williams have agreed to rescind the share exchange transaction under which they acquired these shares, and these shares shall be returned to the Company for cancellation. Mr. Woodman, Mr. Mailey, Dr. Greer and Ms. Williams have agreed that options granted to them shall be null and void. The transactions contemplated in the Compromise Agreement are anticipated to close on March 26, 2003.

(7) Includes options exercisable to acquire 625,000 within 60 days of February 28, 2003.

Changes in Control

Subsequent to December 31, 2002, the Company entered into a compromise and settlement agreement to, among other things, rescind certain Share Exchange Agreements entered into with former shareholders of NLR (the "Compromise Agreement"). The transactions under the Compromise Agreement will effectively result in the Company transferring and delivering, directly or indirectly, 5,452,500 common shares in NLR to Michael C. Woodman, Dean Mailey, Kathryn Williams and Stephen Greer in exchange for 5,452,500 shares of common stock of the Company. Mr. Woodman, Mr. Mailey and Ms. Williams are directors and/or executive officers of the Company. The Company also agreed to make a similar offer to all of the former shareholders of NLR to acquire up to an additional 6,161,633 shares of its common stock in exchange for shares of NLR common stock, subject to the availability of an exemption from registration requirements in the United States and an exemption from filing a prospectus in British Columbia. In the event that any of the former shareholders of NLR do not participate in the rescission, the Company has agreed to transfer and deliver to NLR all of the shares of NLR held by the Company. NLR has agreed that shares returned to NLR for other shareholders will be issued by NLR on request of such shareholders. Upon completion of the transactions contemplated in the Compromise Agreement, all shares of NLR will either be held by the former shareholders of NLR or be returned to NLR's treasury. The transactions contemplated in the Compromise Agreement are scheduled to close on March 26, 2003. The Company will cancel any shares of its common stock returned in connection with the transactions contemplated in the Compromise Agreement.

In addition, NLR will be released from obligations under any advances made by the Company to NLR at closing and the employment agreements between the Company and Michael Woodman and Dean Mailey will be terminated and a total of 675,000 stock options issued to the principals will be deemed null and void.

The transactions contemplated by the Compromise Agreement will result in a change of control of the Company.

To the knowledge of management, there are no other present arrangements or pledges of the Company's securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

The following table includes information as of December 31, 2002 for all compensatory plans previously approved by the Company's security holders and all compensatory plans not previously approved by the Company's security holders.

              Equity Compensatory Plan Information


Plan Category    Number of Securities Weighted Average    Number of Securities
                 to be Issued Upon    Exercise Price of   Remaining Available
                 Exercise of          Outstanding Option  for Future issuance
                 Outstanding Options, Warrants and Right  Under Equity Comp-
                 Warrants and Rights                      sation Plans (ex-
                                                          cluding seccurities
                                                          reflected in column
                                                          (a))
                       (a)                  (b)                 (c)
Equity Compensation
Plans Approved by
Security Holders      1,690,000(1)         $1.01              1,022,500(1)

Equity Compensation
Plans Not Approved
by Security Holders      nil                                      nil

Total                 1,690,000(1)         $1.01              1,022,500(1)

  (1) Under the terms of the Compromise Agreement, a total of 675,000 stock options issued under the 2002 Stock Option Plan will be deemed null and void. The transactions contemplated in the Compromise Agreement are scheduled to close on March 26, 2003.

2000 Stock Incentive Plan

The Company has adopted a 2000 Stock Incentive Plan (the "Plan"), approved by the share holders of the Company on February 1, 2000, to be administrated by the Board of Directors or a Committee of the Board of Directors ("the "Plan Administrator"). The purpose of the Plan is to provide incentive stock options as a means to attract and retain key corporate personnel and consultants. The shares to be offered under the Plan consist of authorized but unissued common shares of the Company. The aggregate number of shares subject to options under the Plan at any one time shall not exceed 212,500 shares. The exercise price of the options when granted is set by the Plan Administrator but in any event shall not be less than 75% of the fair market value of the shares on the date the option is granted. The term of the options granted may not extend beyond 10 years, and are subject to earlier cancellation on termination of employment. The vesting and exercise schedule for stock options granted is to be determined on an individual basis by the Plan Administrator. The Plan was adopted in the 2000 fiscal year and the initial incentive options granted June 5, 2000.

2002 Stock Option Plan

The Directors adopted the 2002 Stock Option Plan (the "2002 Plan"), approved by the share holders of the Company on May 21, 2002, to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as means to attract and retain key employees and consultants. The shares to be offered under the 2002 Plan consist of previously unissued common shares, and are not to exceed 2,500,000 shares in total. The exercise price to be set on granting of the options shall not be less than 85% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company). The vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.

Item 12.  Certain Relationships and Related Transactions

Certain Business Relationships

On February 28, 2002, the Company issued 11,614,133 shares to acquire 99.65% of NLR. Of the 11,614,133 shares issued, 3,300,000 were issued to Michael Woodman, the Company's CEO, President and Director; 218,400 were issued to 637459 British Columbia Ltd., a company controlled by Michael Woodman; 1,200,000 were issued to Dean Mailey, the Company's COO and Director; 40,000 shares were issued to Dr. Stephen Greer, an officer of the Company's wholly owned subsidiary; 612,500 were issued to Benedict Partners Ltd., a company controlled by Dr. Greer; 300,000 were issued to Marketworks, Inc., a company controlled by Kathryn Williams, the Company's Secretary-Treasurer, CFO and Director.

On January 2, 2002, the Company entered into a two-year employment contract with its President and CEO, Michael Woodman at an annual base remuneration of $150,000 per annum. Mr. Woodman's employment contract will be terminated under the terms of the Compromise Agreement subsequent to December 31, 2002.

On January 2, 2002, the Company entered into a two-year employment contract with its Vice President and COO, Dean Mailey at an annual base remuneration of $120,000 per annum. Mr. Mailey's employment contract will be terminated under the terms of the Compromise Agreement subsequent to December 31, 2002.

In November, 2002, the Company, through its wholly owned subsidiary HALO.TV, Inc., entered into a Consulting Agreement with Dr. Stephen Greer for consulting services related to advice, analysis and expertise regarding the medical, financial, operational, developmental or other aspects of HALO-PRO Systems. Under the terms of the Consulting Agreement, Dr. Greer will provide HALO.TV with the services for a period of three years and would automatically renew thereafter on a year to year basis providing the HALO-PRO System met certain revenue thresholds. HALO would pay to Dr. Greer 25% of the amount in the management bonus pool, which is 10% of its gross profit in excess of the aggregate amount of $250,000 on a quarter basis beginning January 1, 2003 and an option on 500,000 shares of the Company, such shares to be issued as to 250,000 after the HALO-PRO Systems division has net sales revenues in the aggregate of US$1,000,000 and 250,000 shares after the HALO-PRO Systems division has net sales revenues in the aggregate of US$2,000,000. The Consulting Agreement will terminate upon closing of the transactions contemplated in the Compromise Agreement.

On February 14, 2003, the Company entered into the Compromise Agreement to rescind certain Share Exchange Agreements with Michael Woodman, Dean Mailey, Kathryn Williams and Stephen Greer. Upon closing of the agreement, 5,452,500 of the Company's shares currently owned by the above officers and directors would be transferred and delivered to the Company for cancellation. The Compromise Agreement was proposed and approved by the independent director of the Company.

Other than as disclosed, there were no other material transactions, series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

Other than as disclosed, there were no material transactions, series of similar transaction, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the

Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits


Exhibit Number    Description

2.1 (1) Form of Share Exchange Agreement among MicroAccel, Inc. and Shareholders of Network Lifestyle Radio Corp.
2.2 (1) Form of Share Exchange Agreement among MicroAccel, Inc. and Michael Woodman and Dean Mailey
2.3 (1) Employment Agreement between Network Lifestyle Radio (Canada) Corp., MicroAccel, Inc. and Michael Woodman
2.4 (1) Employment Agreement between Network Lifestyle Radio (Canada) Corp., MicroAccel, Inc. and Dean Mailey
10.1 Compromise and Settlement Agreement among Health Anti-Aging Lifestyle Options, Inc., Network Lifestyle Radio Corp., Michael Woodman, Dean Mailey, Kathryn Williams, Marketworks Ltd., Steven Greer and Benedict Partners Ltd.
99.1              Sarbanes Oxley Section 902 Certificate of Chief Executive
                  Officer
99.2              Sarbanes Oxley Section 902 Certificate of Chief Financial
                  Officer

     (1) Previously filed as an exhibit to the Company's current report on Form 8-K filed March 27, 2002

DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1998, filed April 12, 1999.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, filed April 13, 2000.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed March 29, 2001.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed March 27, 2002.

     Current Report on Form 8-K filed on March 13, 2002, as amended March 27, 2002.

     (b)  Reports on Form 8-K.

The Company did not file any current reports on Form 8-K during the fourth quarter ended December 31, 2002.

Subsequent to December 31, 2002, on February 18, 2003, the Company filed a current report on Form 8-K related to the transactions contemplated in the Compromise Agreement.

Item 14.  Controls and Procedures

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

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Registrant)


/s/  Michael Woodman                         Date:  March 24, 2003
Michael Woodman
Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/  Michael Woodman                         Date:  March 24, 2003
Michael Woodman
Chief Executive Officer and Director

/s/  Kathryn Williams                        Date:  March 24, 2003
Kathryn Williams
Chief Financial Officer and Director

/s/  Dean Mailey                             Date:  March 24, 2003
Dean Mailey
Director

/s/  Justin Harbord                          Date:  March 24, 2003
Justin Harbord
Director

                  SECTION 302 CERTIFICATION

I, Michael Woodman, certify that:

     1. I have reviewed this annual report on Form 10-KSB of HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  Michael Woodman                         Date:  March 24, 2003
Michael Woodman
Chief Executive Officer

                  SECTION 302 CERTIFICATION

I, Kathryn Williams, certify that:

     1. I have reviewed this annual report on Form 10-KSB of HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Kathryn Williams                             Date:  March 24, 2003
Kathryn Williams
Chief Financial Officer

                         Exhibit Index


Exhibit Number    Description

2.1 (1) Form of Share Exchange Agreement among MicroAccel, Inc. and Shareholders of Network Lifestyle Radio Corp.
2.2 (1) Form of Share Exchange Agreement among MicroAccel, Inc. and Michael Woodman and Dean Mailey
2.3 (1) Employment Agreement between Network Lifestyle Radio (Canada) Corp., MicroAccel, Inc. and Michael Woodman
2.4 (1) Employment Agreement between Network Lifestyle Radio (Canada) Corp., MicroAccel, Inc. and Dean Mailey
10.1 Compromise and Settlement Agreement among Health Anti-Aging Lifestyle Options, Inc., Network Lifestyle Radio Corp., Michael Woodman, Dean Mailey, Kathryn Williams, Marketworks Ltd., Steven Greer and Benedict Partners Ltd.
99.1              Sarbanes Oxley Section 902 Certificate of Chief Executive
                  Officer
99.2              Sarbanes Oxley Section 902 Certificate of Chief Financial
                  Officer