Form 10QSB
period 2003-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2003-05-22
CIK 805902

=========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from to

                        COMMISSION FILE NUMBER 000-50068

                    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
             (Exact name of registrant as specified in its charter)


          UTAH                                      87-04444506
          (State of other jurisdiction of           (IRS Employer Identification
          incorporation or organization) Number)


                    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                              2267 WEST 10TH AVENUE
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA V6K 2J1
                    (Address of principal executive offices)

                                 (604) 689-4256
              (Registrant's telephone number, including area code)

                              2461 BELLEVUE AVENUE
                WEST VANCOUVER, BRITISH COLUMBIA, CANADA  V7V 1E1
          (Former Name or Former Address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [ x ]  No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of APRIL 22, 2003: 6,525,533

=========================================================================

                          PART I. FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
================================================================================
                HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                            BALANCE SHEET
                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                         MARCH 31,     DECEMBER 31,
                                                                            2003          2002
--------------------------------------------------------------------------------------------------
                                                                                        (NOTE 1)
                                                                             $             $
                                           ASSETS
CURRENT

  Cash                                                                       17,780         28,515
  Prepaid expenses                                                            3,000              -
---------------------------------------------------------------------------------------------------

                                                                             20,780         28,515

INVESTMENT IN DEVELOPMENT STAGE COMPANY                                      75,000        150,000
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 95,780        178,515
===================================================================================================


                                        LIABILITIES

CURRENT

  Accounts payable and accrued liabilities                                   37,231         13,756
---------------------------------------------------------------------------------------------------


TOTAL LIABILITIES                                                            37,231         13,756
---------------------------------------------------------------------------------------------------

                              STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK
  Authorized:
          200,000,000   shares, $0.001 par value
  Issued and outstanding:
           6,525,533 shares (December 31, 2002: 16,726,033)                   6,526         16,726

ADDITIONAL PAID-IN CAPITAL                                                4,752,159      4,741,959

ADVANCES UNDER SHARE EXCHANGE AGREEMENT
(NOTE 3)                                                                          -     (2,297,768)

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989                             (213,710)      (213,710)

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE                                                        (4,311,426)    (1,732,448)

ACCUMULATED OTHER COMPREHENSIVE INCOME
(NOTE 5)                                                                   (175,000)      (350,000)
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                   58,549        164,759
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   95,780        178,515
===================================================================================================

               See accompanying Notes to the Financial Statements

===================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------------

                                                                       CUMULATIVE
                                                                          FROM
                                                                      INCEPTION OF
                                                                      DEVELOPMENT
                                                                        STAGE ON
                                      THREE MONTHS    THREE MONTHS    NOVEMBER 29,
                                         ENDED           ENDED        1989 THROUGH
                                       MARCH 31,       MARCH 31,       MARCH 31,
                                          2003            2002            2003
-----------------------------------------------------------------------------------
                                           $               $               $

OTHER INCOME                                     -           2,038         201,570

GENERAL AND ADMINISTRATIVE
   EXPENSES                                 (6,210)       (136,465)     (1,505,265)

LOSS ON INVESTMENTS                       (245,000)              -        (679,963)

LOSS ON RESCISSION OF SHARE
EXCHANGE AGREEMENT                      (2,327,768)              -      (2,327,768)
-----------------------------------------------------------------------------------

NET LOSS                                (2,578,978)       (134,427)     (4,311,426)

OTHER COMPREHENSIVE INCOME (NOTE 5)        175,000               -               -
-----------------------------------------------------------------------------------

COMPREHENSIVE LOSS                      (2,428,978)       (134,427)     (4,311,426)
===================================================================================


BASIC LOSS PER SHARE                         (0.19)          (0.01)
===================================================================

WEIGHTED AVERAGE NUMBER OF SHARES       13,878,616      12,673,943
===================================================================

               See accompanying Notes to the Financial Statements

====================================================================================================================
                        HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
====================================================================================================================

                                                                          Deficit         Deficit
                                                                        Accumulated     Accumulated       Total
                                                          Additional      Prior to        During      Stockholders'
                                       Common    Stock     Paid-in      November 29,    Development       Equity
                                       Shares   Amount     Capital          1989           Stage       (Deficiency)
--------------------------------------------------------------------------------------------------------------------
                                                   $          $               $              $               $
Balance, October 24, 1986                    -        -            -               -              -               -

Issue of common stock to officers and
   directors at $20.00 per share           250        -        5,000               -              -           5,000

Net loss for the year ended
   December 31, 1986                         -        -            -               -              -               -
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1986                 250        -        5,000               -              -           5,000

Issue of common stock to
   Public at $1,000.00 per share           150        -      150,000               -              -         150,000

Less stock offering cost                     -        -      (19,880)              -              -         (19,880)

Issue of common stock in
   exchange for subsidiary                  68        -          500               -              -             500

Issue of common stock for
   services rendered at approximately
   $20.00 per share                        126        -        2,527               -              -           2,527

Issue of common stock by private
   placement at $50.00 per share         1,512        2       75,561               -              -          75,563

Net loss for the year ended
   December 31, 1987                         -        -            -        (176,716)             -        (176,716)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1987               2,106        2      213,708        (176,716)             -          36,994

Net loss for the year ended
   December 31, 1988                         -        -            -         (36,504)             -         (36,504)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1988               2,106        2      213,708        (213,220)             -             490

Net loss for the year ended
   December 31, 1989                         -        -            -            (490)             -            (490)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1989               2,106        2      213,708        (213,710)             -               -

Contribution of capital                      -        -           35               -              -              35

Net loss for the year ended
   December 31, 1990                         -        -            -               -           (727)           (727)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1990               2,106        2      213,743        (213,710)          (727)           (692)
--------------------------------------------------------------------------------------------------------------------

               See accompanying Notes to the Financial Statements

=====================================================================================================================
                        HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                          (A DEVELOPMENT STAGE ENTERPRISE)

                                    STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                     (UNAUDITED)
=====================================================================================================================

                                                                           Deficit         Deficit
                                                                         Accumulated     Accumulated       Total
                                                           Additional      Prior to        During      Stockholders'
                                        Common     Stock     Paid-in     November 29,    Development       Equity
                                        Shares    Amount     Capital         1989           Stage       (Deficiency)
---------------------------------------------------------------------------------------------------------------------
                                                     $          $             $               $               $
Balance, December 31, 1990
   (carried forward)                       2,106        2      213,743       (213,710)          (727)           (692)

Net loss for the year ended
   December 31, 1991                           -        -            -              -           (224)           (224)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1991                 2,106        2      213,743       (213,710)          (951)           (916)

Net loss for the year ended
   December 31, 1992                           -        -            -              -           (236)           (236)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                 2,106        2      213,743       (213,710)        (1,187)         (1,152)

Net loss for the year ended
   December 31, 1993                           -        -            -              -           (235)           (235)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                 2,106        2      213,743       (213,710)        (1,422)         (1,387)

Common stock issued for cash and
   services at approximately
   $1.70 per share                         3,534        4        5,996              -              -           6,000

Net loss for the year ended
   December 31, 1994                           -        -            -              -         (9,162)         (9,162)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                 5,640        6      219,739       (213,710)       (10,584)         (4,549)

Common stock issued for cash
   at $20.00 per share                       500        1        9,999              -              -          10,000

Forgiveness of debt                            -        -        4,759              -              -           4,759

Net loss for the year ended
   December 31, 1995                           -        -            -              -         (6,019)         (6,019)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                 6,140        7      234,497       (213,710)       (16,603)          4,191

Common stock issued for cash
   at $0.20 per share                     90,000       90       17,910              -              -          18,000

Common stock issued for cash
   at an average of $0.04 per share    4,615,400    4,615      148,846              -              -         153,461

Stock issue adjustment                         3        -            -              -              -               -

Net loss for the year ended
   December 31, 1996                           -        -            -              -        (25,839)        (25,839)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996             4,711,543    4,712      401,253       (213,710)       (42,442)        149,813
---------------------------------------------------------------------------------------------------------------------

               See accompanying Notes to the Financial Statements

==================================================================================================================================
                          HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                       STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                    (UNAUDITED)
==================================================================================================================================

                                                                          Advances       Deficit        Deficit
                                                                           Under       Accumulated    Accumulated    Accumulated
                                                           Additional      Share        Prior to        During          Other
                                   Common        Stock      Paid-in       Exchange      November      Development   Comprehensive
                                   Shares       Amount      Capital      Agreement       29,1989         Stage          Income
----------------------------------------------------------------------------------------------------------------------------------
                                           $                   $             $              $              $              $
Balance, December 31, 1996
   (carried forward)               4,711,543      4,712       401,253             -       (213,710)       (42,442)              -

Net loss for the year ended
   December 31, 1997                       -          -             -             -              -       (188,917)              -
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997         4,711,543      4,712       401,253             -       (213,710)      (231,359)              -

Net loss for the year ended
   December 31, 1998                       -          -             -             -              -       (226,743)              -
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998         4,711,543      4,712       401,253             -       (213,710)      (458,102)              -

Net loss for the year ended
   December 31, 1999                       -          -             -             -              -       (420,608)              -

Balance, December 31, 1999         4,711,543      4,712       401,253             -       (213,710)      (878,710)              -

Issue of common stock to
   public at $16.00 per share        250,000        250     3,999,750             -              -              -               -

Net loss for the year ended
   December 31, 2000                       -          -             -             -              -       (192,540)              -
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000         4,961,543      4,962     4,401,003             -       (213,710)    (1,071,250)              -

Fractional share adjustment              357          -             -             -              -              -               -

Advances in year (Notes)                   -          -             -     (500, 000)             -              -

Net loss for the year ended
  December 31, 2001                        -          -             -             -              -       (137,987)              -
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001         4,961,900      4,962     4,401,003     (500, 000)      (213,710)    (1,209,237)              -

Issue of common stock
   under share exchange
   agreement (Notes).             11,614,133     11,614       (11,614)            -              -              -               -

Technology agreement at
   $1.00 per share                   150,000        150       149,850             -              -              -               -

Stock options granted to
   non-employees                           -          -       202,720             -              -              -               -

Advances in year (Notes)                   -          -             -    (1,797,768)             -              -               -

Net loss for the year ended
   December 31, 2002                       -          -             -             -              -       (523,211)              -

Other comprehensive loss                   -          -             -             -              -              -        (350,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002        16,726,033     16,726     4,741,959    (2,297,768)      (213,710)    (1,732,448)       (350,000)

Advances in year (Notes)                   -          -             -       (30,000)             -              -               -

Rescission of share
   exchange agreement
   (Notes)                       (10,200,500)   (10,200)       10,200     2,327,768              -              -               -

Net loss for the period ended
   March 31, 2003                          -          -             -             -              -     (2,578,978)              -

Other comprehensive
   Income                                  -          -             -             -              -              -         175,000
----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003            6,525,533      6,526     4,752,159             -       (213,710)    (4,311,426)       (175,000)
==================================================================================================================================


                                    Total
                                Stockholders'
                                    Equity
                                 (Deficiency)
----------------------------------------------
Balance, December 31, 1996
   (carried forward)                  149,813

Net loss for the year ended
   December 31, 1997                 (188,917)
----------------------------------------------

Balance, December 31, 1997            (39,104)

Net loss for the year ended
   December 31, 1998                 (226,743)
----------------------------------------------

Balance, December 31, 1998           (265,847)

Net loss for the year ended
   December 31, 1999                 (420,608)
----------------------------------------------

Balance, December 31, 1999           (686,455)

Issue of common stock to
   public at $16.00 per share       4,000,000

Net loss for the year ended
   December 31, 2000                 (192,540)
----------------------------------------------

Balance, December 31, 2000          3,121,005

Fractional share adjustment                 -

Advances in year (Notes)                    -

Net loss for the year ended
  December 31, 2001                  (137,987)
----------------------------------------------

Balance, December 31, 2001          2,483,018

Issue of common stock
   under share exchange
   agreement (Notes).                       -

Technology agreement at
   $1.00 per share                    150,000

Stock options granted to
   non-employees                      202,720

Advances in year (Notes)           (1,797,768)

Net loss for the year ended
   December 31, 2002                 (523,211)

Other comprehensive loss             (350,000)
----------------------------------------------

Balance, December 31, 2002            164,759

Advances in year (Notes)              (30,000)

Rescission of share
   exchange agreement
   (Notes)                          2,327,768

Net loss for the period ended
   March 31, 2003                  (2,578,978)

Other comprehensive
   Income                             175,000
----------------------------------------------

Balance, March 31, 2003                58,549
==============================================

               See accompanying Notes to the Financial Statements

=====================================================================================================================
                        HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENT OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                                                                         CUMULATIVE
                                                                                                            FROM
                                                                                                        INCEPTION OF
                                                                                                        DEVELOPMENT
                                                                                                          STAGE ON
                                                                        THREE MONTHS    THREE MONTHS    NOVEMBER 29,
                                                                           ENDED           ENDED        1989 THROUGH
                                                                         MARCH 31,       MARCH 31,       MARCH 31,
                                                                            2003            2002            2003
---------------------------------------------------------------------------------------------------------------------
                                                                             $               $               $
OPERATING ACTIVITIES
Loss from operations                                                      (2,578,978)       (134,427)     (4,311,426)
Adjustments to reconcile net loss to net
  cash used in operating activities
         Forgiveness of debt                                                       -               -           4,759
         Amortization of discount on note receivable                               -               -         (20,212)
         Stock issued for services                                                 -         150,000         353,720
         Loss on sale of investment in development
            stage company                                                    245,000               -         245,000
         Loss on rescission of share exchange
            Agreement                                                      2,297,768               -       2,297,768
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                   23,475          77,386          37,231
         Increase in allowance for loss on
            notes receivable                                                       -               -         502,321
         Increase in accrued interest on
            notes receivable                                                       -               -         (58,022)
    Decrease (increase) in advances and
            prepaid expenses                                                  (3,000)              -          (3,000)
---------------------------------------------------------------------------------------------------------------------

  Net cash used in operating activities                                      (15,735)         92,959        (951,861)
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Advances under notes receivable                                                -               -        (424,087)
    Investment in development stage company                                        -               -        (500,000)
    Proceeds from sale of shares in development
       stage company                                                           5,000               -           5,000
    Advances on share exchange agreement                                           -        (767,768)     (2,297,768)
---------------------------------------------------------------------------------------------------------------------

                                                                               5,000        (767,768)     (3,216,855)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Cash contributed to additional paid-in capital                                   -               -              35
  Issuance of common stock                                                         -               -       4,186,461
---------------------------------------------------------------------------------------------------------------------

                                                                                   -               -       4,186,496
---------------------------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                                                  (10,735)       (674,809)         17,780

CASH AT BEGINNING OF PERIOD                                                   28,515       2,519,747               -
---------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                         17,780       1,844,938          17,780
=====================================================================================================================

               See accompanying Notes to the Financial Statements

==================================================================================================================
                     HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENT OF CASH FLOWS (CONTINUED)
                                                 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                                                     INCEPTION OF
                                                                                                      DEVELOPMENT
                                                                                                       STAGE ON
                                                                       THREE MONTHS   THREE MONTHS   NOVEMBER 29,
                                                                           ENDED          ENDED          ENDED
                                                                         MARCH 31,      MARCH 31,      MARCH 31,
                                                                           2003           2002           2003
------------------------------------------------------------------------------------------------------------------
                                                                             $              $              $
SUPPLEMENTAL CASH FLOWS INFORMATION
  Interest expense                                                               149             47         41,146
  Taxes                                                                            -              -              -

NON-CASH FINANCING ACTIVITIES
  Stock issued for services                                                        -        150,000        353,720

               See accompanying Notes to the Financial Statements

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
================================================================================
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
================================================================================
                                   (UNAUDITED)
================================================================================

MARCH  31,  2003

NOTE  1  -  BASIS  OF  PRESENTATION

These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions.

As described in Note 3, effective March 31, 2003 the Company ("Halo") entered into Compromise and Settlement Agreements to rescind the Share Exchange Agreements, effective February 28, 2002. Under the Share Exchange Agreement, Halo had acquired 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR"). The Rescission has been accounted for as a reversal of this business combination. These unaudited financial statements reflect the assets, liabilities, shareholders' equity accounts, revenues, expenses and other comprehensive income for Halo only. The financial statements do not include for any period a consolidation of the accounts of NLR and its wholly-owned subsidiaries with Halo, as their acquisition has been rescinded. These unaudited interim financial statements should also be read in conjunction with the pro forma financial statements of Halo filed with the Company's Form 8-KA dated April 16, 2003.

The unaudited balance sheet as at December 31, 2002, the unaudited statements of operations for the three month periods ended March 31, 2002 and from inception of the development stage on November 29, 1989 through March 31, 2003, and the unaudited statements of cash flows for the three month periods ended March 31, 2002 and from inception of the development stage on November 29, 1989 through March 31, 2003 have been derived from the historical audited consolidated financial statements of the Company for the year ended December 31, 2002. Accordingly, these unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.


NOTE  2  -  GOING  CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise and has had continuing losses from inception. It is likely that the only source of potential financing will be the issuance of additional stock. There can be no assurance that management will be successful in its efforts to secure new financing, or that it will ever develop a business which is self supporting. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom.

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
================================================================================
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
================================================================================
                                   (UNAUDITED)
================================================================================

MARCH  31,  2003


NOTE  3  -  RESCISSION  OF SHARE EXCHANGE AGREEMENT WITH NETWORK LIFESTYLE RADIO
CORP.

Effective March 31, 2003 Halo entered into Compromise and Settlement Agreements to rescind the Share Exchange Agreements of February 28, 2002. Under the Share Exchange Agreement, Halo had issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR") on a one share for one share basis. The Compromise and Settlement Agreements effectively resulted in Halo receiving, and subsequently canceling, a total of 10,200,500 shares of its own common stock from former shareholders of NLR, in exchange for transferring to the former shareholders of NLR the same number of NLR shares. Under the terms of the Compromise and Settlement Agreements Halo also returned 1,413,633 shares of NLR to NLR for cancellation. Further, all advances from Halo to NLR were cancelled, as were the employment agreements with two former officers of Halo. A total of Halo's 675,000 employee stock options issued to former stockholders were also cancelled. As at March 31, 2003 Halo does not own any shares of NLR.

The Rescission has been accounted for as a reversal of the business combination entered into effective February 28, 2002 under the Share Exchange Agreement. These unaudited financial statements reflect the assets, liabilities, shareholders' equity accounts, revenues, expenses and other comprehensive income for Halo only. The financial statements accordingly do not include for any period a consolidation of the accounts of NLR and its wholly-owned subsidiaries with Halo.

As at December 31, 2002 the Company had advanced a total of $2,297,768 to NLR. The Company considered these costs to be part of the cost of the business combination. Accordingly, the advances were reflected in stockholders' equity as a cost of the original share exchange business combination. Effective with the Rescission, the advances to NLR were cancelled and the Company recognized the cancellation as a loss on the rescission of the share exchange agreement in the statement of operations for the three month period ended March 31, 2003.

For the purposes of computing basic and diluted loss per share for the quarters ended March 31, 2003 and 2002, the number of shares used in the calculation of loss per share is the actual number of shares of Halo outstanding in the period. The weighted average number of shares is based upon the numbers determined for the two periods as described above.


NOTE  4  -  STOCK  OPTIONS

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

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
================================================================================
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
================================================================================
                                   (UNAUDITED)
================================================================================

MARCH  31,  2003


NOTE  4  -  STOCK  OPTIONS  (CONTINUED)

In the current fiscal quarter, pursuant to the Rescission agreement, a total of 675,000 employee stock options issued to former stockholders were cancelled.

Changes  in  the  Company's  stock  options  are  as  follows:


                                                 Exercise      Weighted
                                                Price per       Average
                                                  Share     Exercise Price
                                      Shares        $              $
                                     --------------------------------------
     Outstanding, December 31, 2001    100,000        2.50             2.50

     Granted                         1,590,000   0.90-1.00             0.92
     Exercised                               -           -                -
     Forfeited or expired                    -           -                -
                                     --------------------------------------

     Outstanding, December 31, 2002  1,690,000   0.90-2.50             1.01

     Granted                                 -           -                -
     Exercised                               -           -                -
     Forfeited or expired              675,000   0.90-1.00             0.94
                                     --------------------------------------

     Outstanding, March 31, 2003     1,015,000   0.90-2.50             1.06
                                     --------------------------------------

     Additional information about stock options outstanding and exercisable at March 31, 2003 is as follows:

                             OPTIONS OUTSTANDING
                    --------------------------------------
                                                Weighted
                                                 average
                    Exercise        Number      remaining
                    price/share   Outstanding  contractual
                         $             $          life
                    --------------------------------------
                    0.90              915,000    3.2 years
                    2.50              100,000   1.25 years
                                   -----------
                                    1,015,000
                                   ===========

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
================================================================================
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
================================================================================
                                   (UNAUDITED)
================================================================================

MARCH  31,  2003


NOTE 4 - STOCK OPTIONS (CONTINUED)

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

     The grant date fair value of employee options granted in the comparative quarter ended March 31, 2002 was $1.42 per share on weighted average basis (March 31, 2003: $nil). Had compensation cost for the stock based employee compensation been recorded, based upon the fair value of stock options, additional compensation expense for the period would have been $142,000 (March 31, 2003: $nil). As the company continues to follow APB 25 for stock options to employees SFAS 123 requires the following pro forma disclosure assuming this additional compensation expense:


                                                       PERIOD ENDED MARCH 31,
                                                          2003        2002
     ------------------------------------------------------------------------
                                                            $           $

     Pro forma loss excluding additional compensation   2,578,978    134,427

     Pro forma stock based compensation                         -    142,000
     ------------------------------------------------------------------------

     Pro forma loss including additional compensation   2,578,978    276,427
     ========================================================================

     Pro forma basic and diluted loss per share             (0.19)     (0.02)
     ========================================================================

     The fair value of the options granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of 52%, and a weighted average life of 4.7 years for employee and 4.3 years for non-employee options.

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

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
================================================================================
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
================================================================================
                                   (UNAUDITED)
================================================================================

MARCH  31,  2003


NOTE  5  -  ACCUMULATED  OTHER  COMPREHENSIVE  INCOME  (LOSS)

     Accumulated other comprehensive losses represent the Company's unrealized losses in the FAR Group, Inc. ("FAR"), a development stage company, as follows:


                                                          $
     ----------------------------------------------------------

     Balance, as at December 31, 2001                        -

     Unrealized loss in FAR                           (350,000)
     ----------------------------------------------------------

     Balance, as at December 31, 2002                 (350,000)

     Comprehensive loss realized on sale of 250,000
     shares of FAR                                     175,000
     ----------------------------------------------------------

     Balance, as at March 31, 2003                    (175,000)
     ==========================================================



ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

     This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     The Company was incorporated under the laws of Utah as Daur & Shaver, Inc. on October 24, 1986. On August 31, 1987, the Company completed the acquisition of all of the outstanding common shares of Western Antenna Research, Inc. a Colorado corporation. The Company's name was subsequently changed to Western Antenna Corporation. After two years of unsuccessful operations Western Antenna Research, Inc. was abandoned, the name of the Company was changed to Hortitech, Inc. and the Company was reclassified as a development stage enterprise on November 29, 1989. Subsequently, the name of the Company was changed to MicroAccel, Inc. on February 2, 2000.

     Effective February 28, 2002, the Company issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR"). The share exchange was on a one share for one share basis. The Company subsequently changed its name from MicroAccel to Health Anti-Aging Lifestyle Options, Inc.

     On March 31, 2003, the Company completed Compromise and Settlement Agreements to rescind certain Share Exchange Agreements entered into with former shareholders of NLR. The transactions resulted in the Company transferring and delivering directly and indirectly 5,452,500 common shares in NLR to former directors and executive officers of the Company, who were also prior shareholders of NLR; 4,981,500 common shares in NLR to prior shareholders of NLR and 1,180,133 common shares in NLR to NLR's treasury on behalf of the 22 former NLR shareholders who did not participate in the rescission. The Company received from the former shareholders of NLR an aggregate of 10,200,500 shares of its own common stock, which the Company cancelled.

PLAN OF OPERATION

     On March 31, 2003 the Company rescinded its acquisition of Network Lifestyle Radio Corp. In addition, the Employment Agreements with Mr. Michael Woodman and Mr. Dean Mailey and a Consulting Agreement with Dr. Stephen Greer were deemed null and void at the time of the Rescission.

     The Company intends to explore new business opportunities. The Company has not identified any new business opportunities and has no agreements related to such opportunities. The Company's plan of operations is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     The Company currently does not have sufficient funds to meet its cash requirements for the next twelve months. The Company intends to raise the capital required to fund its cash requirements and future business opportunities by issued debt and/or equity securities, although the Company has no current arrangements or agreements related to such financings. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

RESULTS OF OPERATIONS

     For the quarter period just ended, much of the Company's resources were directed at completing the Compromise and Settlement Agreements with the former NLR shareholders. The Company no longer has an interest in NLR and has shifted its focus to locating new business opportunities.

     During the period the Company recorded a comprehensive loss of $2,428,978. $2,327,768 was related to the write down of the advances that the Company had given to NLR prior to the rescission of the share exchange agreement. A net of $70,000 was related to the Company's sale of 250,000 shares of FAR Group Inc., a development stage company.

     The Company spent $6,210 in general and administrative expenses as compared to $136,465 during March 2002 as the Company is no longer engaged in any active business.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003 the Company had cash resources of $17,780 against total liabilities of $37,231.

     The Company currently does not have sufficient funds to meet its cash requirements for the next twelve months. The Company intends to raise the capital required to fund its cash requirements and future business opportunities by issued debt and/or equity securities, although the Company has no current arrangements or agreements related to such financings. The Company's management is exploring a variety of options to meet the

Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

ITEM  3.     CONTROLS  AND  PROCEDURES

     The Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II.  OTHER INFORMATION

Item  5.       Other  Information

     Effective March 31, 2003, all shares of Network Lifestyle Radio, Corp. ("NLR") are owned by either the prior shareholders of NLR or have been returned to NLR's treasury. The Company no longer owns any subsidiaries. Mr. Michael Woodman resigned as President, CEO and director. Ms. Kathryn Williams resigned as Secretary, Treasurer and director. Mr. Dean Mailey resigned as COO and director. 675,000 stock options issued to the former directors and executive officers were deemed null and void.

     Mr. John Caton and Ms. Linda Mitropoulos were appointed to the Board of Directors. Ms. Mitropoulos was appointed Secretary and CFO. Mr. Justin Harbord, already a member of the board, was appointed President and CEO.

Item  6.       Exhibits  and  Reports  on  Form  8-K.

          (a)  Reports on Form 8-K

               -    Form 8K/A2 filed April 4, 2003
               -    Form 8K/A3 filed April 15, 2003

          (b)  Exhibits

               2.1* Form of Share Exchange Agreement among MicroAccel, Inc. and
                    Shareholders of Network Lifestyle Radio Corp.
               2.2* Form of Share Exchange Agreement among MicroAccel, Inc. and
                    Michael Woodman and Dean Mailey
               2.3* Employment Agreement between Network Lifestyle Radio
                    (Canada) Corp., MicroAccel, Inc. and Michael Woodman

               2.4* Employment Agreement between Network Lifestyle Radio
                    (Canada) Corp., MicroAccel, Inc. and Dean Mailey
               2.5+ Compromise and Settlement Agreement among Health Anti-Aging
                    Lifestyle Options, Inc., Network Lifestyle Radio Corp., Michael Woodman, Dean Mailey, Kathryn Williams, Marketworks Ltd., Steven Greer and Benedict Partners Ltd.
               2.6+ Compromise and Settlement Agreement among Health Anti-Aging
                    Lifestyle Options, Inc., Network Lifestyle Radio Corp., and shareholders of NLR
              10.1# Unaudited Pro Forma Financial Information as at December
                    31, 2002

               (*) Previously filed as an exhibit to the Company's current report on Form 8-K filed March 27, 2002

               (+) Previously filed as an exhibit to the Company's current report on Form 8-K/A2 filed April 4, 2003

               (#) Previously filed as an exhibit to the Company's current report on Form 8-K/A3 filed April 15, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of May 2003.


                                       HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.


                                       BY:   /s/ Justin Harbord
                                             ------------------
                                             Justin Harbord
                                             Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Justin Harbord, Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               /s/ Justin Harbord
                               ------------------
                               Justin Harbord
                               Chief Executive Officer
                               May 21, 2003

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Linda Mitropoulos, Chief Financial Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/ Linda Mitropoulos
                              ---------------------
                              Linda Mitropoulos
                              Chief Financial Officer
                              May 21, 2003

                            SECTION 302 CERTIFICATION

I, Justin Harbord, certify that:

1. I have reviewed this quarterly report of Health Anti-Aging Lifestyle Option, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relation to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003                           /s/ Justin Harbord
                                             ------------------
                                             Justin Harbord
                                             Principal Executive Officer

                            SECTION 302 CERTIFICATION

I, Linda Mitropoulos, certify that:

1. I have reviewed this quarterly report of Health Anti-Aging Lifestyle Option, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relation to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
     d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     e) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003                           /s/ Linda Mitropoulos
                                             ---------------------
                                             Linda Mitropoulos
                                             Principal Financial Officer