Form 10QSB
period 2003-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2003-08-18
CIK 805902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

     OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

                        COMMISSION FILE NUMBER 000-50068

                    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
             (Exact name of registrant as specified in its charter)


         UTAH                                      90-0097142
         (State of other jurisdiction              (IRS Employer
         of incorporation or organization)         Identification  Number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JULY 19, 2003: 6,520,533

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

=========================================================================================
          HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                             (A DEVELOPMENT STAGE ENTERPRISE)

                                      BALANCE SHEET
-----------------------------------------------------------------------------------------
                                       (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,
                                                                    2003            2002
-----------------------------------------------------------------------------------------
                                                                               (NOTE 1)
                                                                    $              $
                                          ASSETS
-----------------------------------------------------------------------------------------
CURRENT

     Cash                                                          40,347         28,515

     Investment in development stage company                       50,000        150,000
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                       90,347        178,515
=========================================================================================

                                        LIABILITIES
-----------------------------------------------------------------------------------------
CURRENT

     Accounts payable and accrued liabilities                      36,998         13,756
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                  36,998         13,756
-----------------------------------------------------------------------------------------

                                   STOCKHOLDERS' EQUITY

COMMON STOCK
  Authorized:
    200,000,000  shares, $0.001 par value
  Issued and outstanding:
    6,520,533 shares (December 31, 2002: 16,726,033)                6,521         16,726

ADDITIONAL PAID-IN CAPITAL                                      4,752,164      4,741,959

ADVANCES UNDER SHARE EXCHANGE AGREEMENT
(NOTE 3)                                                                -     (2,297,768)

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989                   (213,710)      (213,710)

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE                                              (4,374,959)    (1,732,448)

ACCUMULATED OTHER COMPREHENSIVE INCOME
(NOTE 5)                                                         (116,667)      (350,000)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         53,349        164,759
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         90,347        178,515
=========================================================================================


               See accompanying Notes to the Financial Statements

================================================================================================
              HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                (A DEVELOPMENT STAGE ENTERPRISE)

                                     STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------
                                           (UNAUDITED)

                                                                                      CUMULATIVE
                                                                                            FROM
                                                                                    INCEPTION OF
                                                                                     DEVELOPMENT
                                                                                        STAGE ON
                                 THREE          THREE           SIX            SIX      NOVEMBER
                                MONTHS         MONTHS         MONTHS        MONTHS      29, 1989
                                 ENDED          ENDED          ENDED         ENDED       THROUGH
                              JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,      JUNE 30,
                                  2003           2002          2003          2002           2003
------------------------------------------------------------------------------------------------
                                   $              $             $             $            $
OTHER INCOME                           -         9,064             -        11,102      201,570

GENERAL AND
ADMINISTRATIVE  EXPENSES         (30,200)     (205,204)      (36,410)     (264,769)  (1,535,465)

LOSS ON INVESTMENT               (33,333)            -      (278,333)            -     (713,296)

LOSS ON RESCISSION OF
SHARE EXCHANGE AGREEMENT               -             -    (2,327,768)            -   (2,327,768)
------------------------------------------------------------------------------------------------

NET LOSS                         (63,533)     (196,140)   (2,642,511)     (253,667)  (4,374,959)

OTHER COMPREHENSIVE
INCOME (NOTE 5)                   58,333             -       233,333             -     (116,667)
------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                (5,200)     (196,140)   (2,409,178)     (253,667)  (4,491,626)
================================================================================================


BASIC LOSS PER SHARE               (0.01)        (0.01)        (0.26)        (0.02)
===================================================================================

WEIGHTED AVERAGE
NUMBER OF SHARES               6,520,333    16,726,033    10,299,746    12,891,316
===================================================================================


               See accompanying Notes to the Financial Statements

================================================================================================================
                      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                       STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                          Deficit         Deficit
                                                                      Accumulated     Accumulated          Total
                                                        Additional       Prior to          During  Stockholders'
                                        Common    Stock    Paid-in    November 29,    Development         Equity
                                        Shares   Amount    Capital            1989          Stage   (Deficiency)
----------------------------------------------------------------------------------------------------------------
                                                    $        $              $               $             $
Balance, October 24, 1986                    -        -         -               -              -             -

Issue of common stock to officers and
  directors at $20.00 per share            250        -     5,000               -              -         5,000

Net loss for the year ended
  December 31, 1986                          -        -         -               -              -             -
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1986                 250        -     5,000               -              -         5,000

Issue of common stock to
  Public at $1,000.00 per share            150        -   150,000               -              -       150,000

Less stock offering cost                     -        -   (19,880)              -              -       (19,880)

Issue of common stock in
  exchange for subsidiary                   68        -       500               -              -           500

Issue of common stock for
  services rendered at approximately
  $20.00 per share                         126        -     2,527               -              -         2,527

Issue of common stock by private
  placement at $50.00 per share          1,512        2    75,561               -              -        75,563

Net loss for the year ended
  December 31, 1987                          -        -         -        (176,716)             -      (176,716)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1987               2,106        2   213,708        (176,716)             -        36,994

Net loss for the year ended
  December 31, 1988                          -        -         -         (36,504)             -       (36,504)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1988               2,106        2   213,708        (213,220)             -           490

Net loss for the year ended
  December 31, 1989                          -        -         -            (490)             -          (490)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1989               2,106        2   213,708        (213,710)             -             -

Contribution of capital                      -        -        35               -              -            35

Net loss for the year ended
  December 31, 1990                          -        -         -               -           (727)         (727)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1990               2,106        2   213,743        (213,710)          (727)         (692)
----------------------------------------------------------------------------------------------------------------


               See accompanying Notes to the Financial Statements

=============================================================================================================================
                            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MIRCOACCEL, INC.)
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                         (UNAUDITED)
=============================================================================================================================

                                                                                        Deficit       Deficit
                                                                                    Accumulated   Accumulated           Total
                                                                    Additional         Prior to        During   Stockholders'
                                             Common         Stock      Paid-in     November 29,   Development          Equity
                                             Shares        Amount      Capital             1989         Stage    (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------
                                                              $           $             $               $             $
Balance, December 31, 1990
   (carried forward)                         2,106             2      213,743        (213,710)         (727)           (692)

Net loss for the year ended
   December 31, 1991                             -             -            -               -          (224)           (224)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1991                   2,106             2      213,743        (213,710)         (951)           (916)

Net loss for the year ended
   December 31, 1992                             -             -            -               -          (236)           (236)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                   2,106             2      213,743        (213,710)       (1,187)         (1,152)

Net loss for the year ended
   December 31, 1993                             -             -            -               -          (235)           (235)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                   2,106             2      213,743        (213,710)       (1,422)         (1,387)

Common stock issued for cash and
   services at approximately
   $1.70 per share                           3,534             4        5,996               -             -           6,000

Net loss for the year ended
   December 31, 1994                             -             -            -               -        (9,162)         (9,162)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                   5,640             6      219,739        (213,710)      (10,584)         (4,549)

Common stock issued for cash
   at $20.00 per share                         500             1        9,999               -             -          10,000

Forgiveness of debt                              -             -        4,759               -             -           4,759

Net loss for the year ended
   December 31, 1995                             -             -            -               -        (6,019)         (6,019)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                   6,140             7      234,497        (213,710)      (16,603)          4,191

Common stock issued for cash
   at $0.20 per share                       90,000            90       17,910               -             -          18,000

Common stock issued for cash
   at an average of $0.04 per share      4,615,400         4,615      148,846               -             -         153,461

Stock issue adjustment                           3             -            -               -             -               -

Net loss for the year ended
   December 31, 1996                             -             -            -               -       (25,839)        (25,839)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996               4,711,543         4,712      401,253        (213,710)      (42,442)        149,813
-----------------------------------------------------------------------------------------------------------------------------


               See accompanying Notes to the Financial Statements

=============================================================================================================================
                          HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                      STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                       (UNAUDITED)
=============================================================================================================================
                                                                           Advances      Deficit       Deficit
                                                                        Under Share  Accumulated   Accumulated    Accumulated
                                                           Additional      Exchange     Prior to        During          Other
                                       Common      Stock      Paid-in     Agreement     November   Development  Comprehensive
                                       Shares     Amount      Capital      (Note 3)     29,1989         Stage          Income
-----------------------------------------------------------------------------------------------------------------------------
                                                    $            $            $            $             $             $
Balance, December 31, 1996
   (carried forward)               4,711,543      4,712      401,253             -    (213,710)      (42,442)          -

Net loss for the year ended
   December 31, 1997                       -          -            -             -           -      (188,917)          -
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997         4,711,543      4,712      401,253             -    (213,710)     (231,359)          -

Net loss for the year ended
   December 31, 1998                       -          -            -             -           -      (226,743)          -
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998         4,711,543      4,712      401,253             -    (213,710)     (458,102)          -

Net loss for the year ended
   December 31, 1999                       -          -            -             -           -      (420,608)          -
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999         4,711,543      4,712      401,253             -    (213,710)     (878,710)          -

Issue of common stock to
   public at $16.00 per share        250,000        250    3,999,750             -           -             -           -

Net loss for the year ended
   December 31, 2000                       -          -            -             -           -      (192,540)          -
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000         4,961,543      4,962    4,401,003             -    (213,710)   (1,071,250)          -

Fractional share adjustment              357          -            -             -           -             -           -

Advances in year                           -          -            -      (500,000)          -             -
Net loss for the year ended
  December 31, 2001                        -          -            -             -           -      (137,987)          -
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001         4,961,900      4,962    4,401,003      (500,000)   (213,710)   (1,209,237)          -

Issue of common stock
   under share exchange
   agreement (Note 3)             11,614,133     11,614      (11,614)            -           -             -           -

Technology agreement at
   $1.00 per share                   150,000        150      149,850             -           -             -           -

Stock options granted to
   non-employees                           -          -      202,720             -           -             -           -

Advances in year                           -          -            -    (1,797,768)          -             -           -

Net loss for the year ended
   December 31, 2002                       -          -            -             -           -      (523,211)          -

Other comprehensive loss                   -          -            -             -           -             -    (350,000)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002        16,726,033     16,726    4,741,959    (2,297,768)   (213,710)   (1,732,448)   (350,000)

Advances in year                           -          -            -       (30,000)          -             -           -

Rescission of share
    exchange agreement
    (Note 3)                     (10,205,500)   (10,205)      10,205     2,327,768           -             -           -

Net loss for the period ended
   June 30, 2003                           -          -            -             -           -    (2,642,511)          -

Other comprehensive
   Income                                  -          -            -             -           -             -     233,333
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003             6,520,533      6,521    4,752,164             -    (213,710)   (4,374,959)   (116,667)
=============================================================================================================================


============================================
                                       Total
                               Stockholders'
                                      Equity
                                (Deficiency)
--------------------------------------------
                                      $
Balance, December 31, 1996
   (carried forward)                149,813

Net loss for the year ended
   December 31, 1997               (188,917)
--------------------------------------------

Balance, December 31, 1997          (39,104)

Net loss for the year ended
   December 31, 1998               (226,743)
--------------------------------------------

Balance, December 31, 1998         (265,847)

Net loss for the year ended
   December 31, 1999               (420,608)
--------------------------------------------

Balance, December 31, 1999         (686,455)

Issue of common stock to
   public at $16.00 per share     4,000,000

Net loss for the year ended
   December 31, 2000               (192,540)
--------------------------------------------

Balance, December 31, 2000        3,121,005

Fractional share adjustment               -

Advances in year                          -
Net loss for the year ended
  December 31, 2001                (137,987)
--------------------------------------------

Balance, December 31, 2001        2,483,018

Issue of common stock
   under share exchange
   agreement (Note 3)                     -

Technology agreement at
   $1.00 per share                  150,000

Stock options granted to
   non-employees                    202,720

Advances in year                 (1,797,768)

Net loss for the year ended
   December 31, 2002               (523,211)

Other comprehensive loss           (350,000)
--------------------------------------------

Balance, December 31, 2002          164,759

Advances in year                    (30,000)

Rescission of share
    exchange agreement
    (Note 3)                      2,327,768

Net loss for the period ended
   June 30, 2003                 (2,642,511)

Other comprehensive
   Income                           233,333
--------------------------------------------

Balance, June 30, 2003               53,349
============================================


               See accompanying Notes to the Financial Statements

======================================================================================================
                 HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENT OF CASH FLOWS
======================================================================================================
                                              (UNAUDITED)

                                                                                            CUMULATIVE
                                                                                                  FROM
                                                                                          INCEPTION OF
                                                                                           DEVELOPMENT
                                                                                              STAGE ON
                                                             SIX MONTHS      SIX MONTHS   NOVEMBER 29,
                                                                  ENDED           ENDED   1989 THROUGH
                                                               JUNE 30,        JUNE 30,       JUNE 30,
                                                                   2003            2002           2003
------------------------------------------------------------------------------------------------------
                                                                  $              $              $
OPERATING ACTIVITIES
Loss from operations                                        (2,642,511)       (253,667)    (4,374,959)
Adjustments to reconcile net loss to net
  cash used in operating activities
     Forgiveness of debt                                             -               -          4,759
     Amortization of discount on note receivable                     -               -        (20,212)
     Stock issued for services                                       -         150,000        353,720
     Loss on sale of investment in
       development stage company                               278,333               -        278,333
     Loss on rescission of
       share exchange agreement                              2,297,768               -      2,297,768
  Changes in operating assets and liabilities:
     Increase in accounts payable                               23,242          26,251         36,998
     Increase in allowance for loss on
       notes receivable                                              -               -        502,321
     Increase in accrued interest on
       notes receivable                                              -               -        (58,022)
------------------------------------------------------------------------------------------------------

  Net cash used in operating activities                        (43,168)        (77,416)      (979,294)
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Advances under notes receivable                                    -               -       (424,087)
  Investment in development stage company                            -               -       (500,000)
  Proceeds from sale of shares in
    development stage company                                   55,000               -         55,000
  Advances on share exchange agreement                               -      (1,364,439)    (2,297,768)
------------------------------------------------------------------------------------------------------

  Net cash (used in) provided by investing activities           55,000      (1,364,439)    (3,166,855)

FINANCING ACTIVITIES
  Cash contributed to additional paid-in capital                     -               -             35
  Issuance of common stock                                           -               -      4,186,461
------------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                          -               -      4,186,496
------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                     11,832      (1,441,855)        40,347

CASH AT BEGINNING OF PERIOD                                     28,515       2,519,747              -
------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                           40,347       1,077,892         40,347
======================================================================================================


               See accompanying Notes to the Financial Statements

=============================================================================
    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                   CUMULATIVE
                                                                         FROM
                                                                 INCEPTION OF
                                                                  DEVELOPMENT
                                                                     STAGE ON
                                      SIX MONTHS    SIX MONTHS   NOVEMBER 29,
                                         ENDED         ENDED            ENDED
                                       JUNE 30,      JUNE 30,        JUNE 30,
                                         2003          2002              2003
-----------------------------------------------------------------------------
                                           $             $              $
SUPPLEMENTAL CASH FLOWS INFORMATION
  Interest expense                             216          876        41,213
  Taxes                                          -            -             -

NON-CASH FINANCING ACTIVITIES
  Stock issued for services                      -      150,000       353,720





               See accompanying Notes to the Financial Statements

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

                                  JUNE 30, 2003


NOTE  1  -  BASIS  OF  PRESENTATION

These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions.

As described in Note 3, effective March 31, 2003 the Company ("Halo") entered into Compromise and Settlement Agreements to rescind the Share Exchange Agreements, effective February 28, 2002. Under the Share Exchange Agreement, Halo had acquired 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR"). The Rescission has been accounted for as a reversal of this business combination. These unaudited interim financial statements reflect the assets, liabilities, shareholders' equity accounts, revenues, expenses and other comprehensive income for Halo only; they do not include for any period a consolidation of the accounts of NLR and its wholly-owned subsidiaries with Halo, as their acquisition has been rescinded. These unaudited interim financial statements should also be read in conjunction with the pro forma financial statements of Halo filed with the Company's Form 8-KA dated April 16, 2003.

The unaudited balance sheet as at December 31, 2002, the unaudited statements of operations for the three and six month periods ended June 30, 2002, and the unaudited statement of cash flow for the six month periods ended June 30, 2002 have been derived from the historical audited consolidated financial statements of the Company for the year ended December 31, 2002. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six-month and three month periods ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.


Note  2  -  Going  Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise and has had continuing losses from inception. It is likely that the only source of potential financing will be the issuance of additional stock. There can be no assurance that management will be successful in its efforts to secure new financing, or that it will ever develop a business that is self-supporting. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom.

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

                                  JUNE 30, 2003

NOTE  3  -  RESCISSION  OF SHARE EXCHANGE AGREEMENT WITH NETWORK LIFESTYLE RADIO
CORP.

Effective March 31, 2003 Halo entered into Compromise and Settlement Agreements to rescind the Share Exchange Agreements of February 28, 2002. Under the Share Exchange Agreement, Halo had issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR") on a one share for one share basis. The Compromise and Settlement Agreements effectively resulted in Halo receiving, and subsequently canceling, a total of 10,205,500 shares of its own common stock from former shareholders of NLR, in exchange for transferring to the former shareholders of NLR 10,434,000 of NLR shares. Under the terms of the Compromise and Settlement Agreements Halo also returned 1,180,133 shares of NLR to NLR for cancellation. Further, all advances from Halo to NLR were cancelled, as were the employment agreements with two former officers of Halo. As at March 31, 2003 Halo does not own any shares of NLR. As at June 30, 2003 all of the Company's 1,690,000 employee stock options issued to former employees have also been cancelled.

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

As at December 31, 2002 the Company had advanced a total of $2,297,768 to NLR. The Company considered these costs to be part of the cost of the business combination. Accordingly, the advances were reflected in stockholders' equity as a cost of the original share exchange business combination. Effective with the Rescission, the advances to NLR were cancelled and the Company recognized the cancellation as a loss on the rescission of the share exchange agreement in the quarter ended March 31, 2003.

For the purposes of computing basic and diluted loss per share for the three month and six month periods ended June 30, 2003 and 2002, the number of shares used in the calculation of loss per share is the actual number of shares of Halo outstanding in the period. The weighted average number of shares is based upon the numbers determined for the periods as described above.


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

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

                                  JUNE 30, 2003

NOTE  4  -  STOCK  OPTIONS  (CONTINUED)

In the six months ended June 30, 2003 all of the Company's 1,690,000 employee stock options issued to former employees have been cancelled.

Changes  in  the  Company's  stock  options  are  as  follows:

                                                  Exercise           Weighted
                                                 Price per            Average
                                                     Share     Exercise Price
                                        Shares          $                 $
                                     ----------------------------------------
     Outstanding, December 31, 2001    100,000        2.50               2.50

     Granted                         1,590,000   0.90-1.00               0.92
     Exercised                               -           -                  -
     Forfeited or expired                    -           -                  -
                                     ----------------------------------------

     Outstanding, December 31, 2002  1,690,000   0.90-2.50               1.01

     Granted                                 -           -                  -
     Exercised                               -           -                  -
     Forfeited or expired            1,690,000   0.90-2.50               1.01
                                     ----------------------------------------

     Outstanding, June 30, 2003              -           -                  -
                                     ----------------------------------------

As permitted by Statement of Financial Accounting Standards ("SFAS") 123, the Company has elected to continue to follow Accounting Principles Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock awards. Under APB 25, when the exercise price of the Company's employee stock awards is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. As all of the Company's stock options had been priced with an exercise price equal to the market price on the date of grant, no compensation expense to employees has been recognized in the accompanying financial statements.

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

                                  JUNE 30, 2003

NOTE  4  -  STOCK  OPTIONS  (CONTINUED)

The grant date fair value of employee options granted in the first quarter of 2002 was $1.42 per share on weighted average basis. Had compensation cost for the stock based employee compensation been recorded, based upon the fair value of stock options, additional compensation expense for the three month and six month periods ended June 30, 2002 would have been $142,000 and $284,000 respectively (2003: $nil and $nil respectively). As the company continues to follow APB 25 for stock options to employees SFAS 123 requires the following pro forma disclosure assuming this additional compensation expense:

                                             THREE MONTHS            SIX MONTHS
                                                 ENDED                  ENDED
                                                JUNE 30,               JUNE 30,
                                            2003       2002        2003       2002
     -------------------------------------------------------------------------------
                                              $          $           $          $
     Net loss for the period
     excluding additional compensation      63,533    196,140   2,642,511   253,667

     Pro forma stock based compensation          -    142,000           -   284,000

     Pro forma loss
     including additional compensation      63,533    338,140   2,642,511   537,667

     Pro forma basic and
     diluted loss per share                  (0.01)     (0.02)      (0.26)    (0.04)
     ===============================================================================


The fair value of the options granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of 52%, and a weighted average life of 4.7 years for employee and 4.3 years for non-employee options.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that are fully transferable and freely traded. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma results of operations under SFAS 123 may be materially different than actual results realized.

================================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

                                  JUNE 30, 2003


NOTE  5  -  ACCUMULATED  OTHER  COMPREHENSIVE  INCOME  (LOSS)

Accumulated other comprehensive losses represent the Company's unrealized losses in the North American Natural Gas, Inc. (formerly FAR Group, Inc.), a development stage company, as follows:

                                                               $
      ---------------------------------------------------------------

      Balance, as at December 31, 2001                         -
      ---------------------------------------------------------------

      Unrealized loss in North American Natural Gas, Inc.  (350,000)

      Balance, as at December 31, 2002                     (350,000)

      Comprehensive loss realized on sale of 333,333
      shares of North American Natural Gas, Inc.            233,333
      ---------------------------------------------------------------

      Balance, as at June 30, 2003                         (116,667)
      ===============================================================


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     On March 31, 2003, the Company completed Compromise and Settlement Agreements to rescind certain Share Exchange Agreements entered into with former shareholders of NLR. The transactions resulted in the

Company transferring and delivering directly and indirectly 5,452,500 common shares in NLR to former directors and executive officers of the Company, who were also prior shareholders of NLR; 4,981,500 common shares in NLR to prior shareholders of NLR and 1,180,133 common shares in NLR to NLR's treasury on behalf of the 22 former NLR shareholders who did not participate in the rescission. The Company received from the former shareholders of NLR an aggregate of 10,205,500 shares of its own common stock, which the Company cancelled.

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

     The Company currently does not have sufficient funds to meet its cash requirements for the next twelve months but is currently in the process of selling its investment in North American Natural Gas, Inc. The proceeds from the sale of the investment will provide the Company with enough cash to meet its requirements for the next twelve months.

RESULTS  OF  OPERATIONS

     For the quarter period just ended, much of the Company's resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

     During the quarter just ended, the Company entered into an agreement to sell the remainder of its investment of 250,000 shares in North American Natural Gas, Inc., (formerly FAR Group Inc.) for an aggregate purchase price of $150,000. During the period, the Company sold 83,333 of the 250,000 for $50,000. The proceeds were used for general working capital.

     For the six-month period ended June 30, 2003, the Company recorded a comprehensive loss of $2,409,178. $2,327,768 was related to the write down of the advances that had been given to NLR prior to the rescission of the share exchange agreement. A net of $81,410 was related to the Company's sale of 333,333 shares of North American Natural Gas.

     The Company spent $36,410 in general and administrative expenses as compared to $264,769 for the same six-month period ended June 30, 2003, as the Company is no longer engaged in any active business. Aside from the normal costs relating to maintaining the Company in good standing with the Regulatory Authorities, the Company incurred some extraordinary accounting, administrative and audit fees in connection with the Rescission of the Share Exchange
Agreements  with  Network Lifestyle Radio Corp. that occurred on March 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2003 the Company had cash resources of $40,347 against total liabilities of $36,998.

     The Company expects to receive the balance of the $100,000 for the sale of the remaining 166,667 shares of North American Natural Gas, Inc. in the near future. During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. Management believes that once the Company sells the remaining shares of its investment, the Company will have sufficient cash to meet these expenses over the next twelve months.

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

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

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

     On May 20, 2003, the remaining 1,015,000 stock options that were granted pursuant to the Company's 2000 and 2002 Stock Option Plans were either terminated or voluntarily surrendered. As at June 30, 2003 the Company had no stock options granted or outstanding.

     On March 31, 2003, Mr. John Caton and Ms. Linda Mitropoulos were appointed to the Board of Directors. Ms. Mitropoulos was appointed Secretary and CFO. Mr. Justin Harbord, already a member of the board, was appointed President and CEO.

     On May 22, 2003, Mr. Justin Harbord resigned as director and President and CEO and Mr. John Caton, already a member of the board, was appointed President and CEO.

Item  6.      Exhibits  and  Reports  on  Form  8-K.

(a)  Reports  on  Form  8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

(b)  Exhibits

     Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
     Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
     Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
     Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2003.


                              HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

                              BY:   /s/  John  Caton
                                    ----------------
                                    John  Caton
                                    Principal Executive Officer