Form 10QSB
period 2003-09-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2003-11-03
CIK 805902

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
     OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

                        COMMISSION FILE NUMBER 000-50068

                    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
             (Exact name of registrant as specified in its charter)



             UTAH                                      90-0097142
             (State of other jurisdiction of           (IRS Employer
             incorporation or organization)            Identification Number)


                    HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                              2267 WEST 10TH AVENUE
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA V6K 2J1
                    (Address of principal executive offices)

                                 (604) 689-5255
              (Registrant's telephone number, including area code)

                                       N/A
    (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 2003: 6,520,533

================================================================================

                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

============================================================================================
            HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                (A DEVELOPMENT STAGE COMPANY)

                                       BALANCE SHEETS
                                         (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                              SEPTEMBER 30,    DECEMBER 31,
AS AT                                                             2003             2002
--------------------------------------------------------------------------------------------
                                                                                 (NOTE 1)
                                                                    $               $

                                      ASSETS
CURRENT

     Cash                                                            11,801          28,515

     Investment in development stage company                         25,000         150,000
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         36,801         178,515
============================================================================================

                                   LIABILITIES
CURRENT

     Accounts payable and accrued liabilities                        15,010          13,756
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    15,010          13,756
--------------------------------------------------------------------------------------------

                               STOCKHOLDERS' EQUITY

COMMON STOCK
     Authorized:
          200,000,000   shares, $0.001 par value
     Issued and outstanding:
          6,520,533 shares (December 31, 2002: 16,726,033)            6,521          16,726

ADDITIONAL PAID-IN CAPITAL                                        4,752,164       4,741,959

ADVANCES UNDER SHARE EXCHANGE AGREEMENT
(NOTE 3)                                                                  -      (2,297,768)

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989                     (213,710)       (213,710)

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE                                                (4,381,517)     (1,732,448)

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (NOTE 5)                                             (141,667)       (350,000)
--------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           21,791         164,759
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           36,801         178,515
============================================================================================


                      See accompanying Notes to the Financial Statements

=================================================================================================
              HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                  (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                                                    CUMULATIVE
                                                                                       FROM
                                                                                   INCEPTION OF
                                                                                    DEVELOPMENT
                                                                                     STAGE ON
                              THREE        THREE          NINE          NINE         NOVEMBER
                             MONTHS        MONTHS        MONTHS        MONTHS        29, 1989
                              ENDED        ENDED         ENDED         ENDED          THROUGH
                            SEPTEMBER    SEPTEMBER     SEPTEMBER     SEPTEMBER     SEPTEMBER 30,
                            30, 2003      30, 2002      30, 2003      30, 2002         2003
                                $            $             $             $               $
-------------------------------------------------------------------------------------------------

OTHER INCOME                        -           357             -        11,459          201,570

GENERAL AND
ADMINISTRATIVE  EXPENSES       (6,558)     (153,885)      (42,968)     (368,653)      (1,542,023)

LOSS ON INVESTMENT                  -             -      (278,333)            -         (713,296)

LOSS ON RESCISSION OF
SHARE EXCHANGE AGREEMENT            -             -    (2,327,768)            -       (2,327,768)
-------------------------------------------------------------------------------------------------

NET LOSS                       (6,558)     (153,528)   (2,649,069)     (357,194)      (4,381,517)

OTHER COMPREHENSIVE
INCOME (LOSS) (NOTE 5)        (25,000)            -       208,333       (50,000)        (141,667)
-------------------------------------------------------------------------------------------------

COMPREHENSIVE (LOSS)          (31,558)     (153,528)   (2,440,736)     (407,194)      (4,523,184)
=================================================================================================


BASIC LOSS PER SHARE            (0.00)        (0.01)        (0.27)        (0.02)
================================================================================

WEIGHTED AVERAGE
NUMBER OF SHARES            6,520,533    16,726,033     9,026,165    14,183,601
================================================================================


                        See accompanying Notes to the Financial Statements

===================================================================================================================
                       HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
===================================================================================================================

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
--------------------------------------------------------------------------------------------------------------------


                                See accompanying Notes to the Financial Statements

=======================================================================================================================
                         HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MIRCOACCEL, INC.)
                                             (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                      (UNAUDITED)
=======================================================================================================================

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
---------------------------------------------------------------------------------------------------------------------


                                  See accompanying Notes to the Financial Statements

========================================================================================================================
                          HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                       (UNAUDITED)
========================================================================================================================

                                                                          Advances
                                                                           Under         Deficit       Deficit
                                                                           Share       Accumulated   Accumulated
                                                           Additional     Exchange      Prior to       During
                                   Common        Stock      Paid-in      Agreement      November     Development
                                   Shares       Amount      Capital       (Note 3)       29,1989       Stage
----------------------------------------------------------------------------------------------------------------
                                      $            $           $             $              $            $

Balance, December 31, 1996
   (carried forward)               4,711,543      4,712       401,253             -       (213,710)     (42,442)
Net loss for the year ended
   December 31, 1997                       -          -             -             -              -     (188,917)

----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997         4,711,543      4,712       401,253             -       (213,710)    (231,359)
Net loss for the year ended
   December 31, 1998                       -          -             -             -              -     (226,743)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998         4,711,543      4,712       401,253             -       (213,710)    (458,102)
Net loss for the year ended
   December 31, 1999                       -          -             -             -              -     (420,608)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999         4,711,543      4,712       401,253             -       (213,710)    (878,710)

Issue of common stock to
   public at $16.00 per share        250,000        250     3,999,750             -              -            -

Net loss for the year ended
   December 31, 2000                       -          -             -             -              -     (192,540)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000         4,961,543      4,962     4,401,003             -       (213,710)  (1,071,250)

Fractional share adjustment              357          -             -             -              -            -

Advances in year                           -          -             -     (500, 000)             -            -

Net loss for the year ended
  December 31, 2001                        -          -             -             -              -     (137,987)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001         4,961,900      4,962     4,401,003     (500, 000)      (213,710)  (1,209,237)

Issue of common stock
   under share exchange
   agreement (Note 3)             11,614,133     11,614       (11,614)            -              -            -

Technology agreement at
   $1.00 per share                   150,000        150       149,850             -              -            -

Stock options granted to
   non-employees                           -          -       202,720             -              -            -

Advances in year                           -          -             -    (1,797,768)             -            -

Net loss for the year ended
   December 31, 2002                       -          -             -             -              -     (523,211)

Other comprehensive loss                   -          -             -             -              -            -
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002        16,726,033     16,726     4,741,959    (2,297,768)      (213,710)  (1,732,448)

Advances in year                           -          -             -       (30,000)             -            -

Rescission of share
    exchange agreement
    (Note 3)                     (10,205,500)   (10,205)       10,205     2,327,768              -            -

Net loss for the period ended
   September 30, 2003                      -          -             -             -              -   (2,649,069)

Other comprehensive
   Income (Note 5)                         -          -             -             -              -            -
----------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003        6,520,533      6,521     4,752,164             -       (213,710)  (4,381,517)
================================================================================================================


===============================================================

                                  Accumulated        Total
                                     Other       Stockholders'
                                 Comprehensive       Equity
                                    Income        (Deficiency)
---------------------------------------------------------------
                                       $               $

Balance, December 31, 1996
  (carried forward)                          -         149,813
Net loss for the year ended
  December 31, 1997                          -        (188,917)
---------------------------------------------------------------

Balance, December 31, 1997                   -         (39,104)
Net loss for the year ended
  December 31, 1998                          -        (226,743)
---------------------------------------------------------------

Balance, December 31, 1998                   -        (265,847)
Net loss for the year ended
  December 31, 1999                          -        (420,608)
---------------------------------------------------------------

Balance, December 31, 1999                   -        (686,455)

Issue of common stock to
  public at $16.00 per share                 -       4,000,000

Net loss for the year ended
  December 31, 2000                          -        (192,540)
---------------------------------------------------------------

Balance, December 31, 2000                   -       3,121,005

Fractional share adjustment                  -               -

Advances in year                                             -

Net loss for the year ended
  December 31, 2001                          -        (137,987)
---------------------------------------------------------------

Balance, December 31, 2001                   -       2,483,018

Issue of common stock
  under share exchange
  agreement (Note 3)                         -               -

Technology agreement at
  $1.00 per share                            -         150,000

Stock options granted to
  non-employees                              -         202,720

Advances in year                             -      (1,797,768)

Net loss for the year ended
  December 31, 2002                          -        (523,211)

Other comprehensive loss              (350,000)       (350,000)
---------------------------------------------------------------

Balance, December 31, 2002            (350,000)        164,759

Advances in year                             -         (30,000)

Rescission of share
  exchange agreement
  (Note 3)                                   -       2,327,768

Net loss for the period ended
  September 30, 2003                         -      (2,649,069)

Other comprehensive
  Income (Note 5)                      208,333         208,333
---------------------------------------------------------------

Balance, September 30, 2003           (141,667)         21,791
===============================================================


                                See accompanying Notes to the Financial Statements

=====================================================================================================
                HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
                                             (UNAUDITED)
=====================================================================================================

                                                                                         CUMULATIVE
                                                                                            FROM
                                                                                        INCEPTION OF
                                                                                        DEVELOPMENT
                                                                                          STAGE ON
                                                          NINE MONTHS    NINE MONTHS    NOVEMBER 29,
                                                             ENDED          ENDED       1989 THROUGH
                                                           SEPTEMBER      SEPTEMBER      SEPTEMBER
                                                           30, 2003       30, 2002        30, 2003
-----------------------------------------------------------------------------------------------------
                                                               $              $              $

OPERATING ACTIVITIES
Loss from operations                                       (2,649,069)      (357,194)     (4,381,517)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        - Forgiveness of debt                                       -              -           4,759
        - Amortization of discount on note receivable               -              -         (20,212)
        - Stock issued for services                                 -        150,000         353,720
        - Loss on sale of investment in
            development stage company                         278,333              -         278,333
        - Loss on rescission of
            share exchange agreement                        2,297,768              -       2,297,768
    Changes in operating assets and liabilities:
        - Increase in prepaid expenses                              -        (92,500)              -
        - Increase in accounts payable                          1,254        (23,087)         15,010
        - Increase in allowance for loss on
            notes receivable                                        -              -         502,321
        - Increase in accrued interest on
            notes receivable                                        -              -         (58,022)
-----------------------------------------------------------------------------------------------------

    Net cash used in operating activities                     (71,714)      (322,781)     (1,007,840)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Advances under notes receivable                                 -              -        (424,087)
    Investment in development stage company                         -       (500,000)       (500,000)
    Proceeds from sale of shares in
       development stage company                               55,000              -          55,000
    Advances on share exchange agreement                            -     (1,476,939)     (2,297,768)
-----------------------------------------------------------------------------------------------------

    Net cash (used in) provided by investing activities        55,000     (1,976,939)     (3,166,855)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Cash contributed to additional paid-in capital                  -              -              35
    Issuance of common stock                                        -              -       4,186,461
-----------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                       -              -       4,186,496
-----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                   (16,714)    (2,299,720)         11,801

CASH AT BEGINNING OF PERIOD                                    28,515      2,519,747               -
-----------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                          11,801        220,027          11,801
=====================================================================================================


                          See accompanying Notes to the Financial Statements

==============================================================================
      HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (FORMERLY MICROACCEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
==============================================================================


                                                                  CUMULATIVE
                                                                     FROM
                                                                 INCEPTION OF
                                                                  DEVELOPMENT
                                                                   STAGE ON
                                     NINE MONTHS   NINE MONTHS   NOVEMBER 29,
                                        ENDED         ENDED      1989 THROUGH
                                      SEPTEMBER     SEPTEMBER      SEPTEMBER
                                       30, 2003      30, 2002      30, 2003
------------------------------------------------------------------------------
                                          $             $              $

SUPPLEMENTAL CASH FLOWS INFORMATION
    Interest expense                          299         1,283         41,296
    Taxes                                       -             -              -

NON-CASH FINANCING ACTIVITIES
    Stock issued for services                   -       290,720        353,720





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

                               SEPTEMBER 30, 2003

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

The unaudited balance sheet as at December 31, 2002, the unaudited statements of operations for the three and nine month periods ended September 30, 2002, and the unaudited statement of cash flow for the nine month period ended September 30, 2002 have been derived from the historical audited consolidated financial statements of the Company for the year ended December 31, 2002. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise and has had continuing losses from inception. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business that is self-supporting. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

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

                               SEPTEMBER 30, 2003


NOTE 3 - RESCISSION OF SHARE EXCHANGE AGREEMENT WITH NETWORK LIFESTYLE RADIO
CORP.

Effective March 31, 2003 Halo entered into Compromise and Settlement Agreements to rescind the Share Exchange Agreement of February 28, 2002. Under the Share Exchange Agreement, Halo had issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. ("NLR") on a one share for one share basis. The Compromise and Settlement Agreements effectively resulted in Halo receiving, and subsequently canceling, a total of 10,205,500 shares of its own common stock from former shareholders of NLR, in exchange for transferring to the former shareholders of NLR 10,434,000 of NLR shares. Under the terms of the Compromise and Settlement Agreements Halo also returned 1,180,133 shares of NLR to NLR for cancellation. Further, all advances from Halo to NLR were cancelled, as were the employment agreements with two former officers of Halo. As at March 31, 2003 Halo does not own any shares of
NLR.   As at September 30, 2003 all of the Company's 1,690,000 employee stock options issued to former employees have been cancelled.

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

For the purposes of computing basic and diluted loss per share for the three month and nine month periods ended September 30, 2003 and 2002, the number of shares used in the calculation of loss per share is the actual number of shares of Halo outstanding in the period. The weighted average number of shares is based upon the numbers determined for the periods as described above.


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

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

                               SEPTEMBER 30, 2003

NOTE 4 - STOCK OPTIONS (CONTINUED)

In the nine months ended September 30, 2003 all of the Company's 1,690,000 employee stock options issued to former employees have been cancelled.

          Changes in the Company's stock options are as follows:

                                                         Exercise      Weighted
                                                        Price per       Average
                                                          Share     Exercise Price
                                             Shares         $              $
                                           ----------------------------------------
          Outstanding, December 31, 2001      100,000         2.50             2.50

          Granted                           1,590,000    0.90-1.00             0.92
          Exercised                                 -            -                -
          Forfeited or expired                      -            -                -
                                           ----------------------------------------

          Outstanding, December 31, 2002    1,690,000    0.90-2.50             1.01

          Granted                                   -            -                -
          Exercised                                 -            -                -
          Forfeited or expired             (1,690,000)   0.90-2.50             1.01
                                           ----------------------------------------

          Outstanding, September 30, 2003           -            -                -
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

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

                               SEPTEMBER 30, 2003

NOTE 4 - STOCK OPTIONS (CONTINUED)

The grant date fair value of employee options granted in the first quarter of 2002 was $1.42 per share on weighted average basis. Had compensation cost for the stock based employee compensation been recorded, based upon the fair value of stock options, additional compensation expense for the three month and nine month periods ended September 30, 2002 would have been $142,000 and $426,000 respectively (2003: $nil and $nil respectively). As the company continues to follow APB 25 for stock options to employees SFAS 123 requires the following pro forma disclosure assuming this additional compensation expense:

                                           THREE MONTHS           NINE MONTHS
                                              ENDED                  ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                          2003      2002        2003        2002
                                         ------------------------------------------
                                            $         $           $           $
     Net loss for the period
     excluding additional compensation    6,558    153,528    2,649,069    357,194

     Pro forma stock-based compensation       -    142,000            -    426,000
                                         ------------------------------------------

     Pro forma loss
     including additional compensation    6,558    295,528    2,649,069    783,194
                                         ==========================================

     Pro forma basic and
     diluted loss per share               (0.00)     (0.02)       (0.29)     (0.06)
                                         ==========================================


The fair value of the options granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of 52%, and a weighted average life of 4.7 years for employee and 4.3 years for non-employee options.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which are fully transferable and freely traded. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                               SEPTEMBER 30, 2003

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive losses represent the Company's unrealized losses in the shares of North American Natural Gas, Inc. (formerly FAR Group, Inc.), a development stage company, as follows:

                                                              $
     ---------------------------------------------------------------

     Balance, as at December 31, 2001                             -

     Unrealized loss in North American Natural Gas, Inc.   (350,000)
     ---------------------------------------------------------------

     Balance, as at December 31, 2002                      (350,000)

     Loss realized on sale of 333,333 shares of North
     American Natural Gas, Inc.                             233,333

     Unrealized loss in North American Natural Gas, Inc.    (25,000)
     ---------------------------------------------------------------

     Balance, as at September 30, 2003                     (141,667)
     ===============================================================

NOTE 6 - SUBSEQUENT EVENT

Subsequent to September 30, 2003, the Company sold its 208,334 (166,667 pre-split) shares of North American Natural Gas, Inc. for proceeds of $25,000.

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

     The Company currently does not have sufficient funds to meet its cash requirements for the next twelve months. It is currently in the process of selling its investment in North American Natural Gas, Inc. The proceeds from the sale of the investment will provide the Company with additional cash but there will be insufficient cash to meet its requirements for the next twelve months. The Company will need to raise the capital required to fund its cash requirements and future business opportunities by issuing debt and/or equity securities, although the Company has no current arrangements or agreements related to such financings. The Company's management will need to explore a variety of options to meet the Company's cash requirements and future capital requirements including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

RESULTS OF OPERATIONS

     For the quarter period just ended, much of the Company's resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

     For the nine-month period ended September 30, 2003, the Company recorded a comprehensive loss of $2,440,736. $2,327,768 was related to the write down of the advances that had been given to NLR prior to the rescission of the share exchange agreement.

     The Company spent $42,968 in general and administrative expenses as compared to $368,653 for the same nine-month period ended September 30, 2003, as the Company is no longer engaged in any active business. Aside from the normal costs relating to maintaining the Company in good standing with the Regulatory Authorities, the Company incurred some extraordinary accounting, administrative and audit fees in connection with the Rescission of the Share Exchange Agreements with Network Lifestyle Radio Corp. that occurred on March 31, 2003.

     Subsequent to the end of the quarter, the Company entered into an amended agreement to sell the remainder of its investment of 208,334 (166,667 pre-split) shares in North American Natural Gas, Inc., (formerly FAR Group Inc.) for an aggregate purchase price of $25,000. The Company accepted the revised offer to sell the remaining shares to a private arm's length third party as it needed the cash to meet its capital requirements. The Company was unable to sell the shares of its investment through the OTC.BB market where the shares are quoted as there have been insignificant trading activities in recent months.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003 the Company had cash resources of $11,801, a short-term investment of $25,000 against total liabilities of $15,010 for a working capital position of $21,791.

     During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures.

     Management believes that the Company currently does not and even after liquidating its investment, will not have sufficient funds to meet its cash requirements for the next twelve months. The Company will need to raise the capital required to fund its cash requirements and future business opportunities by issuing debt and/or equity securities, although the Company has no current arrangements or agreements related to such financings. The Company's management will need to explore a variety of options to meet the Company's cash requirements and future capital requirements including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

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

     As of the end of the period, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

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

     On May 20, 2003, the remaining 1,015,000 stock options that were granted pursuant to the Company's 2000 and 2002 Stock Option Plans were either terminated or voluntarily surrendered. As at September 30, 2003 the Company had no stock options granted or outstanding.

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

     (b)  Exhibits

          Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes0Oxley Act of 2002 - Chief Executive Officer

          Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes0Oxley Act of 2002 - Chief Financial Officer

          Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

          Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of November 2003.



                             HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.


                             BY:      /s/ John Caton
                                   -----------------------------
                                   John Caton
                                   Principal Executive Officer



                             BY:      /s/ Linda Mitropoulos
                                   -----------------------------
                                   Linda Mitropoulos
                                   Principal Financial Officer