Form 10KSB
period 2003-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2004-03-25
CIK 805902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to________________

Commission File No. 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-04444506
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

2267 West 10th Avenue
Vancouver, British Columbia, Canada V6K 2J1
(Address of principal executive offices)

(604) 689-5255
Registrant’s telephone number

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

(1) YES [ x ] NO [ ] (2) YES [ x ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year.  $7

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 8, 2004 - There are approximately 11,520,533 shares of voting common stock of the Company held by non-affiliates.  The aggregate market value of the voting common stock held by the non-affiliates on March 10, 2004, computed at the par value of the stock of $0.001 was $11,521 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS - Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  March 8, 2004  -  11,520,533 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Registrant Format   Yes [ X  ]  No [   ]

PART I

Item 1.

Description of Business

The Company was incorporated under the laws of Utah as Daur & Shaver, Inc. on October 24, 1986.  On August 31, 1987, the Company completed the acquisition of all the outstanding common shares of Western Antenna Research, Inc. a Colorado corporation.  The Company's name was subsequently changed to Western Antenna Corporation.  After two years of unsuccessful operations Western Antenna Research, Inc. was abandoned, the name of the Company was changed to Hortitech, Inc. and the Company was reclassified as a development stage enterprise on November 29, 1989.  Subsequently, the name of the Company was changed to MicroAccel, Inc. (“MicroAccel”) on February 2, 2000.

Effective February 28, 2002, the Company acquired 99.65% interest in Network Lifestyle Radio Corp. ("NLR") under a Share Exchange Agreement, and subsequently changed its name to Health Anti-Aging Lifestyle Options, Inc. (“Halo”).  At the time of acquisition, NLR was a development stage company in the process of developing its business of providing products and services in the health, wellness and anti-aging industry.

Effective March 31, 2003 Halo completed Compromise and Settlement Agreements to rescind certain Share Exchange Agreements entered into with former shareholders of NLR.  The transactions resulting in Halo transferring and delivering directly and indirectly 5,452,500 common shares in NLR to former directors and executive officers of Halo, who were also prior shareholders of NLR; 4,981,500 common shares in NLR to prior shareholders of NLR and 1,180,133 common shares in NLR to NLR’s treasury on behalf of 22 former NLR shareholders who did not participate in the rescission.  Halo received from the former shareholders of NLR an aggregate of 10,205,500 shares of its Halo common stock, which was cancelled.

Halo is now a development stage company and our plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Item 2.

Description of Property

The Company currently maintains limited office space occupied by Linda Mitropoulos, one of our directors, for which we do not pay any rent.  The address is 2267 West 10th Avenue, Vancouver, British Columbia, Canada.   We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we commence new business operations.

Item 3.

Legal Proceedings

We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.

Market for Common Equity and Related Stockholders Matters

Market Information

There is no “established trading market” for shares of the Company’s common stock.  As of March 8, 2004, the Company’s common stock was quoted over-the-counter on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “HLOI”.  No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2003, and 2002 is shown below.  Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

STOCK QUOTATIONS

Quarter ended	High Bid	Low Bid

March 31, 2002 (1)	0.95	0.90
June 30, 2002 (1)	0.28	0.20
September 30, 2002 (1)	0.06	0.03
December 31, 2002 (1)	0.03	0.03
March 31, 2003 (1)	0.04	0.03
June 30, 2003 (1)	0.09	0.01
September 30, 2003 (1)	0.09	0.03
December 31, 2003 (1)	0.12	0.05

(1)

These quotes take into account a one for two reverse split that took effect December 21, 2001.

Holders

As at March 8, 2004 the Company had 183 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Recent Sales of Unregistered Securities

Set forth below is information related to the securities sold by the Company during the last three fiscal years ended December 31, 2003, without registration under the Securities Act of 1933, as amended.

Name	Date Acquired	Number of Shares	Aggregate Consideration

Click2Rewards.com, Inc.	3-28-2002	150,000	(1), (3)
46 stockholders of NLR	2/28/2002	11,614,133	(2), (3)
11 shareholders	11/26/2003	5,000,000	$50,000(3)

1)

These shares were issued as partial consideration for the     Company’s acquisition of certain hardware and proprietary software to be used in NLR’s business.

2)

These shares were issued to stockholders of NLR in consideration of an equal number of NLR shares pursuant to the Share Exchange Agreement.  On March 31, 2003, 10,205,500 of these shares were returned to the Company for cancellation pursuant to the Compromise and Settlement Agreements.  See the caption “Business” of this Report.

3)

All of these shares were issued in reliance upon exemptions from registration available under Sections 4(2) and 4(6) of the Securities Act of 1934 as amended, and Rule 506 of Regulation D or Regulation S of the Securities and Exchange Commission and from various state exemptions.

Section 15(g) of the Exchange Act

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).  For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities.  These rules require a one-page summary of certain essential items.  The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in the understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/deal compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules, the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association for information on the disciplinary history of broker/dealers and their associates persons.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 11 of this Report.

Item 6.

Management’s Discussion and Analysis of Financial Condition or Plan of Operations

This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-KSB.

Results of Operations

Twelve Months ended December 31, 2003 and 2002

During the first quarter of fiscal 2003, the Company directed all of its available resources on rescinding the acquisition of NLR.  On March 31, 2003, the Company completed Compromise and Settlement Agreements to rescind certain Share Exchange Agreement entered into with former shareholder of NLR.  The transaction resulting in the Company transferring and delivering directly and indirectly 5,452,500 common shares in NLR to former directors and executive officers of the Company, who were also prior shareholders of NLR; 4,981,500 common shares in NLR to prior shareholders of NLR and 1,180,133 common shares in NLR to NLR’s treasury on behalf of 22 former NLR shareholders who did not participate in the rescission.  The Company received from former shareholders of NLR an aggregate of 10,205,500 shares of its own common stock, which the Company cancelled.

For the balance of the fiscal year much of the Company’s resources were directed at locating new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

During fiscal 2003, the Company recorded a loss on the rescission of NLR of $2,327,768.  The Company also recorded a loss on investment of $420,000 on its investment in North American Natural Gas, Inc.

Comprehensive loss of fiscal 2003 was $2,456,541, compared to $873,211 in fiscal 2002, the primary reason for the difference being the cost relating to the rescission of the share exchange agreement with NLR.

During fiscal 2003, the Company spent $58,780 in general and administrative expenses as compared to $534,672 for fiscal 2002 as the Company was no longer engaged in any active business.  Aside from the normal costs relating to maintaining the Company in good standing with the Regulatory Authorities, during the first quarter of fiscal 2003, the Company incurred some extraordinary accounting, administrative and audit fees in connection with the Rescission of the Share Exchange Agreements with NLR that occurred on March 31, 2003.

During fiscal 2003, the Company suffered a loss of $420,000 on its investment in North American Natural Gas, Inc.  The Company sold the shares to a private arm’s length third party at significantly less than the investment value, as it needed cash to meet its capital requirements.  The Company was unable to sell the shares of its investment through the facilities of the OTC.BB market where the shares are quoted, as there have been insignificant trading activities.

Liquidity and Capital Resources

At December 31, 2003, the Company had total assets of $77,675, comprised solely of cash.  Our liabilities were $21,689, resulting in a positive working capital of $55,986.  At December 31, 2002, the Company had total assets of $178,515, comprised of $28,515 in cash and $150,000 of investment in North American Natural Gas, Inc.  The investment was subsequently sold for $80,000 in 2003.  We had total liabilities of $13,756 for working capital of $14,759.

During the next twelve months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures.  We believe that we have sufficient funds to meet our cash requirements for the next twelve months.

Plan of Operation

On March 31, 2003, the Company rescinded its acquisition of Network Lifestyle Radio Corp.

The Company intends to explore new business opportunities.  The Company has not identified any new business opportunities and has no agreements related to such opportunities.  The Company’s plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

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

The financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.  If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.  The Company may be required to raise additional capital once it engages in another business opportunity.  There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

Item 7.	Financial Statements and Supplementary Data

The financial statements for Health Anti-Aging Lifestyle Options Inc. are at the end of this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB.  Our financial statements for the last two fiscal years ended December 31, 2003 and 2002, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406-455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1, as set forth in their report included herein.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

Name	Age	Title
John Caton	52	Chief Executive Officer, President, Director
Linda Mitropoulos	36	Chief Financial Officer, Secretary, Treasurer, Director

Background of Officers and Directors

Mr. John Caton, age 52 - John Caton has served as a Director since March 31, 2003.  He assumed the role of Chief Executive Office and President on May 22, 2003.  He has been the General Manager of Clayoquot Wilderness Resorts since 1998.  In his capacity as General Manager, Mr. Caton has been responsible for the functioning and maintenance of an exclusive, first-class resort and spa, located in Tofino, B.C.  Mr. Caton has two years of training from the Pickering College Business School from 1972 to 1974 and was licensed by the Ontario Real Estate Board from 1976 to 1990.  He was employed as Agent, Project Manager, Lobbyist and General Contractor for the Real Estate Development & Construction Company in Toronto, Ontario from 1976 to 1990.  Mr. Caton was also the founder and CEO of Risque Disque Ltd. and Artist Consulting Team Corp. from 1982 to 1990, both of which recorded and managed worldwide musical artists with funding and distribution agreements through Warner Brothers Records.  Mr. Caton brings over 25 years of business experience to the Company along with a wealth of resources in personal business contacts.

Ms. Linda Mitropoulos, age 36, - Ms. Linda Mitropoulos has been a Director and Corporate Secretary of the Company since March 31, 2003.  She graduated from McMaster University with an Honors BA in Political Science and International Relations in 1993. She is currently President and Director of CitiCap Communication Corp., a private company providing investor relations services, since October 2002.  Ms. Mitropoulos is a licensed Investment Advisor, having completed the Canadian Securities Course in 2000, and holds a Certificate from the Faculty of Business at Simon Fraser University for the Organization and Management of Public Companies completed in 1994.  Ms. Mitropoulos has 10 years of experience in the securities industry and has been involved with several public companies in the capacity of securities para-legal and investor relations representative.

Involvement in Certain Legal Proceedings

To the best of the registrant’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

(1)

has any bankruptcy petition filed by or against any business of which the director, executive officer, promoter or control person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

(2)

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

was the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(3)

were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(4)

were found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company’s knowledge, all such reports as required, were filed on a timely basis in compliance with Section 16(a).

Audit Committee Matters

The Company does not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

The Board of Directors currently acts in the capacity of an audit committee.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.

Family Relationships

There are no family relationships amongst or between the directors and executive officers.

Item 10.

Executive Compensation

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the “Named Executive Officers”) for the three fiscal years ended December 31, 2003,2002 and 2001.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation			(i)
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa tion ($)	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Pay outs ($)	All Other Compensation ($)
John Caton, CEO, President, Director	12/31/03 12/31/02 12/31/01	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Linda Mitropoulos, CFO Secretary-Treasurer, Director	12/31/03 12/31/02 12/31/01	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There are no employment agreements with any of our officers and none are being contemplated.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named directors and executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our directors and officers.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to any executive officers, or any directors or employees during the current fiscal year.  No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

Justin Harbord, a former director of the Company, was paid $6,000 in 2003 and $10,000 in 2002, for his services as an independent director of the Company.  There are no other standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2003.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of March 8, 2004, with the computation being based upon 11,520,533 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class
John Caton 450 Campbell Street Tofino, British Columbia, Canada V0R 2Z0 CEO, President and Director	Nil	0%
Linda Mitropoulos 801-1395 Beach Avenue, Vancouver, British Columbia, Canada V7V 1E1 CFO, Secretary and Director	Nil	0%

All directors and executive officers as a group (2 persons) hold nil common shares.

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

2000 Stock Incentive Plan

The Company has adopted a 2000 Stock Incentive Plan (the "Plan"), approved by the shareholders of the Company on February 1, 2000, to be administrated by the Board of Directors or a Committee of the Board of Directors ("the "Plan Administrator").  The purpose of the Plan is to provide incentive stock options as a means to attract and retain key corporate personnel and consultants.  The shares to be offered under the Plan consist of authorized but unissued common shares of the Company.  The aggregate number of shares subject to options under the Plan at any one time shall not exceed 212,500 shares.  The exercise price of the options when granted is set by the Plan Administrator but in any event shall not be less than 75% of the fair market value of the shares on the date the option is granted.  The term of the options granted may not extend beyond 10 years, and the options are subject to earlier cancellation on termination of employment.  The vesting and exercise schedule for stock options granted is to be determined on an individual basis by the Plan Administrator.  The Plan was adopted in the 2000 fiscal year and the initial incentive options granted June 5, 2000.  There are currently no options granted under this plan.

2002 Stock Option Plan

The Directors adopted the 2002 Stock Option Plan (the “2002 Plan”), approved by the share holders of the Company on May 21, 2002, to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as a means to attract and retain key employees and consultants.  The shares to be offered under the 2002 Plan consist of previously unissued common shares, and are not to exceed 2,500,000 shares in total.  The exercise price to be set on granting of the options shall not be less than 85% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company).  The vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.  There are currently no options granted under this plan.

There are currently no options outstanding under either Stock Option Plans.

Item 12.

Certain Relationships and Related Transactions

Certain Business Relationships

On February 28, 2002, the Company issued 11,614,133 shares to acquire 99.65% of NLR.  Of the 11,614,133 shares issued, 3,300,000 were issued to Michael Woodman, the Company’s CEO, President and Director; 218,400 were issued to 637459 British Columbia Ltd., a company controlled by Michael Woodman; 1,200,000 were issued to Dean Mailey, the Company’s COO and Director; 40,000 shares were issued to Dr. Stephen Greer, an officer of the Company’s wholly owned subsidiary; 612,500 were issued to Benedict Partners Ltd., a company controlled by Dr. Greer; 300,000 were issued to Marketworks, Inc., a company controlled by Kathryn Williams, the Company’s Secretary-Treasurer, CFO and Director.

On January 2, 2002, the Company entered into a two-year employment contract with its President and CEO, Michael Woodman at an annual base remuneration of $150,000 per annum.  Mr. Woodman’s employment contract was terminated under the terms of the Compromise Agreement entered into on March 31, 2003.

On January 2, 2002, the Company entered into a two-year employment contract with its Vice President and COO, Dean Mailey at an annual base remuneration of $120,000 per annum.  Mr. Mailey’s employment contract was terminated under the terms of the Compromise Agreement entered into on March 31, 2003.

In November, 2002, the Company, through its wholly owned subsidiary HALO.TV, Inc., entered into a Consulting Agreement with Dr. Stephen Greer for consulting services related to advice, analysis an expertise regarding the medical, financial, operational, developmental or other aspects of HALO-PRO Systems.  Under the terms of the Consulting Agreement, Dr. Greer will provide HALO.TV with the services for a period of three years and would automatically renew thereafter on a year-to-year basis providing that HALO-PRO Systems met certain revenue thresholds.  HALO would pay to Dr. Greer 25% of the amount in the management bonus pool, which is 10% of its gross profit in excess of the aggregate amount of $250,000 on a quarter basis beginning January 1, 2003 and an option on 500,000 shares of the Company, such shares to be issued as to 250,000 after the HALO-PRO Systems division has net sales revenues in the aggregate of US$1,000,000 and 250,000 shares after the HALO-PRO Systems division has net sales revenues in the aggregate of US$2,000,000.  The Consulting Agreement was terminated upon closing of the transactions contemplated in the Compromise Agreement on March 31, 2003.

On February 14, 2003, the Company entered into the Compromise Agreement to rescind certain Share Exchange Agreements with Michael Woodman, Dean Mailey, Kathryn Williams and Stephen Greer.    Effective March 31, 2003, the Compromise and Settlement Agreements were completed and 5,452,500 of the Company’s shares owned by the above officers and directors were transferred and delivered to the Company and cancelled.

Other than as disclosed, there were no material transactions, series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

PART IV

Item 13.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)

Index to Financial Statements

-

Report of Hoogendoorn Vellmer, Independent Auditors

-

Balance Sheets as at December 31, 2003 and December 31, 2002

-

Statements of Operations Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2003 and years ended December 31, 2003 and December 31, 2002

-

Statement of Stockholders’ Equity from October 24, 1986 to December 31, 2003

-

Statements of Cash Flows Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2003 and years ended December 31, 2003 and December 31, 2002

-

Notes to the Financial Statements

-

Schedule of General and Administrative Expenses

(a)(2)

These financial statement schedules are omitted because they are not applicable or the information is included in the Financial Statements or Notes thereto appearing in this Annual Report on Form 10-KSB.

(a)(3)

Exhibits

1.1

Code of Ethics

0.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

0.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

0.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

0.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Exhibits Incorporated by Reference

Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, filed on March 26, 2003

(b)

Reports on Form 8-K

-

Current Report on Form 8-K filed on February 18, 2003, as amended April 2, 2003, as amended April 4, 2003, as amended April 16, 2003, reporting under Items 2,7, and 9, the completion of the Compromise and Settlement Agreements to rescind certain Share Exchange Agreements, terminate Employment Agreement, terminate Consulting Agreements and return of an aggregate of 10,205,500 shares to the Company for cancellation.

-

Current Report on Form 8-K filed on November 28, 2003, reporting under Items 7 and 9 the release announcing the closing of the private placement.

Item 14.

Controls and Procedures

As of December 31, 2003, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 15.

Principal Accounting fees and services

The following table sets forth fees for services Hoogendoorn Vellmer, Chartered Accountants provided during fiscal years 2003 and 2002:

	2003	2002
Audit Fees (1)	$ 16,079	$ 36,472
Audit-related fees (2)	0	0
Tax fees (3)	642	428
All other fees (4)	0	0

Total	$ 16,721	$ 36,900

(1)

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)

During fiscal 2003 and 2002, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)

Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.

(4)

During fiscal 2003 and 2002, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

The Company’s Board of Directors has determined that the provision of non-audit            services by Hoogendoorn Vellmer, Chartered Accountants, is compatible with maintaining Hoogendoorn Vellmer’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(Registrant)

/s/ John Caton	Date: March 24, 2004
John Caton
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ John Caton	Date: March 24, 2004
John Caton
Chief Executive Officer and Director

/s/ Linda Mitropoulos	Date: March 24, 2004
Linda Mitropoulos

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Health Anti-Aging Lifestyle Options, Inc.

We have audited the accompanying balance sheets of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and cumulative from inception of the development stage on November 29, 1989 through December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and cumulative from inception of the development stage on November 29, 1989 through December 31, 2003 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company, has had continuing losses from inception and will likely be required to rely upon the issuance of stock for its financing requirements until self-sufficient business operations can be established. These factors together raise substantial doubts about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Hoogendoorn Vellmer"
February 9, 2004	Chartered Accountants

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

 (A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
As at	2003	2002
	$	$
ASSETS
CURRENT

Cash	77,675	28,515

Investment in development stage company (note 4)	-	150,000

TOTAL ASSETS	77,675	178,515

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	21,689	13,756

TOTAL LIABILITIES	21,689	13,756

STOCKHOLDERS’ EQUITY

COMMON STOCK (NOTE 5)
Authorized:
200,000,000 shares, $0.001 par value
Issued and outstanding:
11,520,533 shares (December 31, 2002: 16,726,033)	11,521	16,726

ADDITIONAL PAID-IN CAPITAL	4,797,164	4,741,959

ADVANCES UNDER SHARE EXCHANGE AGREEMENT (NOTE 3)	-	(2,297,768)

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,538,989)	(1,732,448)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (NOTE 6)	-	(350,000)

TOTAL STOCKHOLDERS’ EQUITY	55,986	164,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	77,675	178,515

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			from
			Inception
			of
			Development
			Stage on
			November
			29, 1989
	Year Ended	Year Ended	through
	December 31,	December 31,	December
	2003	2002	31, 2003
	$	$	$

OTHER INCOME	7	11,461	201,577

GENERAL AND ADMINISTRATIVE EXPENSES (SCHEDULE)	(58,780)	(534,672)	(1,557,835)

LOSS ON INVESTMENT	(420,000)	-	(854,963)

LOSS ON RESCISSION OF SHARE EXCHANGE AGREEMENT (NOTE 3)	(2,327,768)	-	(2,327,768)

NET LOSS	(2,806,541)	(523,211)	(4,538,989)

OTHER COMPREHENSIVE INCOME (LOSS) (NOTE 6)	350,000	(350,000)	-

COMPREHENSIVE (LOSS)	(2,456,541)	(873,211)	(4,538,989)

BASIC LOSS PER SHARE	(0.29)	(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES	9,516,410	4,647,644

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated	Deficit
				Prior to	Accumulated	Total
			Additional	November	During	Stockholders’
	Common	Stock	Paid-in	29,	Development	Equity
	Shares	Amount	Capital	1989	Stage	(Deficiency)
	$	$	$	$	$	$
Balance, October 24, 1986	-	-	-	-	-	-
Issue of common stock to officers and directors at $20.00 per share	250	-	5,000	-	-	5,000
Net loss for the period ended December 31, 1986	-	-	-	-	-	-
Balance, December 31, 1986	250	-	5,000	-	-	5,000
Issue of common stock to Public at $1,000.00 per share	150	-	150,000	-	-	150,000
Less stock offering cost	-	-	(19,880)	-	-	(19,880)
Issue of common stock in exchange for subsidiary	68	-	500	-	-	500
Issue of common stock for services rendered at approximately $20.00 per share	126	-	2,527	-	-	2,527
Issue of common stock by private placement at $50.00 per share	1,512	2	75,561	-	-	75,563
Net loss for the year ended December 31, 1987	-	-	-	(176,716)	-	(176,716)
Balance, December 31, 1987	2,106	2	213,708	(176,716)	-	36,994
Net loss for the year ended December 31, 1988	-	-	-	(36,504)	-	(36,504)
Balance, December 31, 1988	2,106	2	213,708	(213,220)	-	490
Net loss for the year ended December 31, 1989	-	-	-	(490)	-	(490)
Balance, December 31, 1989	2,106	2	213,708	(213,710)	-	-
Contribution of capital	-	-	35	-	-	35
Net loss for the year ended December 31, 1990	-	-	-	-	(727)	(727)
Balance, December 31, 1990	2,106	2	213,743	(213,710)	(727)	(692)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to	During	Stockholders’
	Common	Stock	Paid-in	November 29,	Development	Equity
	Shares	Amount	Capital	1989	Stage	(Deficiency)
	$	$	$	$	$	$
Balance, December 31, 1990 (carried forward)	2,106	2	213,743	(213,710)	(727)	(692)
Net loss for the year ended December 31, 1991	-	-	-	-	(224)	(224)
Balance, December 31, 1991	2,106	2	213,743	(213,710)	(951)	(916)
Net loss for the year ended December 31, 1992	-	-	-	-	(236)	(236)
Balance, December 31, 1992	2,106	2	213,743	(213,710)	(1,187)	(1,152)
Net loss for the year ended December 31, 1993	-	-	-	-	(235)	(235)
Balance, December 31, 1993	2,106	2	213,743	(213,710)	(1,422)	(1,387)
Issue of common stock for cash and services at approximately $1.70 per share	3,534	4	5,996	-	-	6,000
Net loss for the year ended December 31, 1994	-	-	-	-	(9,162)	(9,162)
Balance, December 31, 1994	5,640	6	219,739	(213,710)	(10,584)	(4,549)
Issue of common stock for cash at $20.00 per share	500	1	9,999	-	-	10,000
Forgiveness of debt	-	-	4,759	-	-	4,759
Net loss for the year ended December 31, 1995	-	-	-	-	(6,019)	(6,019)
Balance, December 31, 1995	6,140	7	234,497	(213,710)	(16,603)	4,191
Issue of common stock for cash at $0.20 per share	90,000	90	17,910	-	-	18,000
Issue of common stock for cash at an average of $0.04 per share	4,615,400	4,615	148,846	-	-	153,461
Stock issue adjustment	3	-	-	-	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	(25,839)	(25,839)
Balance, December 31, 1996	4,711,543	4,712	401,253	(213,710)	(42,442)	149,813

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

				Advances
				Under	Deficit	Deficit	Accumulated
				Share	Accumulated	Accumulated	Other	Total
			Additional	Exchange	Prior to	During	Comprehensive	Stockholders
	Common	Stock	Paid-in	Agreement	November	Development	Income	Equity
	Shares	Amount	Capital	(Note3)	29,1989	Stage	(Note6)	(Deficiency)
	$	$	$	$	$	$	$	$
Balance, December 31, 1996(carried forward)	4,711,543	4,712	401,253	-	(213,710)	(42,442)	-	149,813
Net loss for the year ended December 31, 1997	-	-	-	-	-	(188,917)	-	(188,917)
Balance, December 31, 1997	4,711,543	4,712	401,253	-	(213,710)	(231,359)	-	(39,104)
Net loss for the year ended December 31, 1998	-	-	-	-	-	(226,743)	-	(226,743)
Balance, December 31, 1998	4,711,543	4,712	401,253	-	(213,710)	(458,102)	-	(265,847)
Net loss for the year ended December 31, 1999	-	-	-	-	-	(420,608)	-	(420,608)
Balance, December 31, 1999	4,711,543	4,712	401,253	-	(213,710)	(878,710)	-	(686,455)
Issue of common stock to public at $16.00 per share	250,000	250	3,999,750	-	-	-	-	4,000,000
Net loss for the year ended December 31, 2000	-	-	-	-	-	(192,540)	-	(192,540)
Balance, December 31, 2000	4,961,543	4,962	4,401,003	-	(213,710)	(1,071,250)	-	3,121,005
Fractional share adjustment	357	-	-	-	-	-	-	-
Advances in year Net loss for the year ended December 31, 2001	- -	- -	- -	(500,000) -	- -	- (137,987)	-	- (137,987)
Balance, December 31, 2001	4,961,900	4,962	4,401,003	(500,000)	(213,710)	(1,209,237)	-	2,483,018
Issue of common stock under share exchange agreement (Note 3)	11,614,133	11,614	(11,614)	-	-	-	-	-
Technology agreement at $1.00 per share	150,000	150	149,850	-	-	-	-	150,000
Stock options granted to non-employees	-	-	202,720	-	-	-	-	202,720
Advances in year	-	-	-	(1,797,768)	-	-	-	(1,797,768)
Net loss for the year ended December 31, 2002	-	-	-	-	-	(523,211)	-	(523,211)
Other comprehensive loss	-	-	-	-	-	-	(350,000)	(350,000)
Balance, December 31, 2002	6,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759
Advances in year	-	-	-	(30,000)	-	-	-	(30,000)
Issue of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	-	-	50,000
Rescission of share exchange agreement (Note 3)	(10,205,500)	(10,205)	10,205	2,327,768	-	-	-	2,327,768
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,806,541)	-	(2,806,541)
Other comprehensive income	-	-	-	-	-	-	350,000	350,000
Balance, December 31, 2003	11,520,533	11,521	4,797,164	-	(213,710)	(4,538,989)	-	55,986

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			from
			Inception of
			Development
			Stage on
	Year Ended	Year Ended	November 29,
	December	December	1989 through
	31,	31,	December 31,
	2003	2002	2003
	$	$	$

OPERATING ACTIVITIES
Loss from operations	(2,806,541)	(523,211)	(4,538,989)
Adjustments to reconcile net loss to net cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	352,720	352,720
- Loss on sale of investment in development stage company	420,000	-	420,000
- Loss on rescission of share exchange agreement	2,297,768	-	2,297,768
Changes in operating assets and liabilities:
- Increase in accounts payable	7,933	(22,973)	21,689
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)

Net cash used in operating activities	(80,840)	(193,464)	(1,017,966)

INVESTING ACTIVITIES
Advances under notes receivable Investment in development stage company Proceeds from sale of shares in development stage company Advances on share exchange agreement	- - 80,000 -	- (500,000) - (1,797,768)	(424,087) (500,000) 80,000 (2,297,768)
Net cash provided by (used in) investing activities	80,000	(2,297,768)	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	50,000	-	4,237,461

Net cash provided by financing activities	50,000	-	4,237,496

INCREASE (DECREASE) IN CASH	49,160	(2,491,232)	77,675
CASH, BEGINNING OF PERIOD	28,515	2,519,747	-
CASH, END OF PERIOD	77,675	28,515	77,675

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

			Cumulative
			from
			Inception of
			Development
			Stage on
			November 29,
	Year Ended	Year Ended	1989 through
	December	December	December 31,
	31,2003	31,2002	2003
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	577	1,450	41,574
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	352,720	352,720

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

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

Effective February 28, 2002, the Company acquired 99.65% interest in Network Lifestyle Radio Corp. (“NLR”) under a Share Exchange Agreement, and subsequently changed its name to Health Anti-Aging Lifestyle Options, Inc. (“Halo”).  At the time of acquisition, NLR was a development stage company, in the process of developing its business of providing products and services in the health, wellness and anti-aging industry. Effective March 31, 2003 Halo rescinded the acquisition of its 99.65% interest in NLR by entering into Compromise and Settlement Agreements.  The Rescission has been accounted for as a reversal of this business combination.  These financial statements reflect the assets, liabilities, stockholders’ equity accounts, revenues, expenses and other comprehensive income and loss for Halo only; they do not include, for any period, a consolidation of the accounts of NLR and its wholly-owned subsidiaries with Halo, as their acquisition has been rescinded (see further Note 3).  Subsequent to the Rescission, Halo has changed its operational focus to searching for, identifying and entering into an investment, either through funding or acquisition, in a new business operation.

The Company is in the development stage.  It has no revenue other than interest income and has accumulated losses during the development stage of $4,538,989. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock.  The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock.  However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business which is self-supporting.  Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

Investments in available-for-sale shares are recorded at estimated fair market value. Unrealized gains or losses are reported in accumulated other comprehensive income.

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred.  During the year ended December 31, 2003 the Company incurred no advertising costs (2002:  $11,813).

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial instruments and financial risk

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values.

Loss per share

Basic loss per common share has been calculated based on Halo’s weighted average number of common shares outstanding during the period.  A total of 5,000,000 stock purchase warrants have not been included in the calculation of basic loss per common share, on the basis that such inclusion would be anti-dilutive.

Translation of foreign currencies

The Company’s functional currency is U.S. dollars and unless otherwise indicated all amounts in these financial statements are stated in U.S. dollars.

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

Income taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 3 – RESCISSION OF SHARE EXCHANGE AGREEMENT WITH

    NETWORK LIFESTYLE RADIO CORP.

Effective March 31, 2003 Halo entered into Compromise and Settlement Agreements to rescind the Share Exchange Agreement of February 28, 2002.  Under the Share Exchange Agreement, Halo had issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. (“NLR”) on a one share for one share basis.  The Compromise and Settlement Agreements effectively resulted in Halo receiving, and subsequently canceling, a total of 10,205,500 shares of its own common stock from former shareholders of NLR, in exchange for transferring to the former shareholders of NLR 10,434,000 of NLR shares.  Under the terms of the Compromise and Settlement Agreements Halo also returned 1,180,133 shares of NLR to NLR for cancellation.  Further, all advances from Halo to NLR were cancelled, as were the employment agreements with two former officers of Halo. As at December 31, 2003 Halo does not own any shares of NLR, and the Company’s 1,690,000 employee stock options, issued to former employees, have been cancelled.

The Rescission has been accounted for as a reversal of the business combination entered into effective February 28, 2002 under the Share Exchange Agreement.  These financial statements reflect the assets, liabilities, shareholders’ equity accounts, revenues, expenses and other comprehensive income and loss for Halo only.  The financial statements accordingly do not include for any period a consolidation of the accounts of NLR and its wholly owned subsidiaries with Halo.

As at December 31, 2002 the Company had advanced a total of $2,297,768 to NLR. The Company considered these costs to be part of the cost of the business combination.  Accordingly, the advances were reflected in stockholders’ equity as a cost of the original share exchange business combination.  Effective with the Rescission, the advances to NLR were cancelled.  For the year ended December 31, 2003, the Company recognized the cancellation of the advances together with related additional costs of $30,000, for a total amount of $2,327,768, as a loss on the rescission of the share exchange agreement.

NOTE 4 – INVESTMENT IN DEVELOPMENT STAGE COMPANY

In July 2002, the Company paid $500,000 to acquire 500,000 shares of North American Natural Gas, Inc. (formerly FAR Group, Inc.), a Washington State corporation in the development stage.

As at December 31, 2002, the Company re-valued its investment in North American Natural Gas, Inc. to $150,000, after considering such factors as liquidity of its investment, the development stage of the investee’s operations, and its need to obtain additional financing from a new marketing partner or investors, and recorded a comprehensive loss of $350,000.

During the year ended December 31, 2003, the Company sold all of its shares in North American Natural Gas, Inc. for proceeds of $80,000, and recorded a loss of $420,000 on the sale of its investment.  The Company further reversed to income the comprehensive loss of $350,000 recorded in the prior year.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 5 – COMMON STOCK

Stock purchase warrants

The changes in stock purchase warrants were as follows:

	2003		2002
	Number	Weighted average exercise price per share	Number	Weighted average exercise price per share
		$		$
Balance, beginning of year	-	-	-	-

Granted	5,000,000	0.01	-	-
Exercised	-	-	-	-
Expired / cancelled	-	-	-	-

Balance, end of year	5,000,000	0.01	-	-

The stock purchase warrants outstanding as at December 31, 2003 expire on November 26, 2005.

Stock option plan

The Directors have adopted the 2000 and 2002 Stock Option Plans (the “2000 Plan” and the “2002 Plan” respectively), to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as means to attract and retain key employees and consultants as follows:

The shares offered under the 2000 Plan consist of previously unissued common shares, and are not to exceed 212,500 shares in total.  The exercise price to be set on granting of the options shall not be less than 75% of fair market value on the date of granting and the options may not be for longer than 10 years.  The vesting and exercise schedule may be determined on an individual basis by the Plan Administrator.

The shares offered under the 2002 Plan consists of previously unissued common shares, and are not to exceed 2,500,000 shares in total.  The exercise price to be set on granting of the options shall not be less than 85% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company).

The vesting and exercise schedules of the 2000 and 2002 Plans may be determined on an individual basis by the Plan Administrator.

In the year ended December 31, 2003 all of the Company’s 1,690,000 employee stock options issued to former employees have been cancelled.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1

December 31, 2003 and 2002

NOTE 5 – COMMON STOCK (Continued)

Stock option plan (continued)

Changes in the Company’s stock options are as follows:

	Number	Exercise Price per Share	Weighted Average Exercise Price
		$	$
Balance, December 31,2001	100,000	2.50	2.50
Granted	1,590,000	0.90-1.00	0.92
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, December 31,2002	1,690,000	0.90-2.50	1.01
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	(1,690,000)	0.90-2.50	1.01
Balance, December 31, 2003	-	-	-

As permitted by Statement of Financial Accounting Standards (“SFAS”) 123, the Company has elected to continue to follow Accounting Principles Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock awards.  Under APB 25, when the exercise price of the Company’s employee stock awards is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.  As all of the Company’s stock options had been priced with an exercise price equal to the market price on the date of grant, no compensation expense to employees has been recognized in the accompanying financial statements.

The grant date fair value of employee options granted in the first quarter of 2002 was $1.42 per share on a weighted average basis. Had compensation cost for the stock based employee compensation been recorded, based upon the fair value of stock options, additional compensation expense for the year ended December 31, 2002 would have been $596,580 (2003: $nil).  As the company continues to follow APB 25 for stock options to employees SFAS 123 requires the following pro forma disclosure assuming this additional compensation expense:

	2003	2002
	$	$
Net loss for the year excluding additional compensation	2,806,541	523,211

Pro forma stock-based compensation	-	596,580

Pro forma loss including additional compensation	2,806,541	1,119,791

Pro forma basic and diluted loss per share	(0.29)	(0.08)

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 5 – COMMON STOCK (Continued)

Stock option plan (continued)

The fair value of the options granted was estimated at the date of granting using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of 52%, and a weighted average life of 4.7 years.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which are fully transferable and freely traded.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma results of operations under SFAS 123 may be materially different than actual results realized.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive losses represent the Company’s unrealized losses in the shares of North American Natural Gas, Inc. (formerly FAR Group, Inc.), a development stage company, as follows:

$
Balance, as at December 31, 2001	-

Unrealized loss in North American Natural Gas, Inc.	(350,000)

Balance, as at December 31, 2002	(350,000)

Prior year’s unrealized loss in North American Natural Gas, Inc. realized, and included in loss on investment in the year.	350,000
Balance, as at December 31, 2003	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, Halo paid directors fees of $6,000 to one of its directors (2002:  $10,000).

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 8 – INCOME TAXES

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	December 31, 2003	December 31, 2002
	$	$
Net operating loss carry forwards (expiring in 2005 to 2023)	3,530,000	724,000

Statutory tax rate	$22,250 +39% in excess of $100,000	$22,250 +39% in excess of $100,000

Effective tax rate	-	-

Deferred tax assets	1,359,950	265,000

Less: Valuation allowance	(1,359,950)	(265,000)

Net deferred tax assets	-	-

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31,	2003	2002
	$	$

Administration and office services	22,265	31,932
Audit fees	16,507	36,472
Consulting fees	-	143,601
Director’s fees	-	10,000
Foreign exchange	(4,940)	(20,391)
Interest expense and bank charges	577	1,450
Investor relations	-	250,000
Legal fees	16,074	46,325
Office supplies and sundry	8,297	23,470
Promotion and advertising	-	11,813

	(58,780)	(534,672)