Form 10QSB
period 2004-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2004-05-14
CIK 805902

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Exact name of registrant as specified in its charter)

UTAH	90-0097142
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 2004: 11,520,533

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

March 31,	December 31,
2004	2003
$	$

ASSETS

CURRENT Cash	70,944	77,675
TOTAL ASSETS	70,944	77,675

LIABILITIES

CURRENT Accounts payable and accrued liabilities	24,231	21,689
TOTAL LIABILITIES	24,231	21,689

STOCKHOLDERS’ EQUITY

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value Issued and outstanding: 11,520,533 shares (December 31, 2003: 11,520,533 shares)	11,521	11,521

ADDITIONAL PAID-IN CAPITAL	4,797,164	4,797,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,548,262)	(4,538,989)

ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 4)	-	-
	46,713	55,986
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	70,944	77,675

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
	For the Three Months	For the Three Months	September 20,
	Ended March 31,	Ended March 31,	2000 (Inception) to
	2004	2003	March 31, 2004
	$	$	$

GENERAL AND ADMINISTRATIVE	(9,273)	(6,210)	(1,567,108)
EXPENSES

OTHER INCOME	-	-	201,577

LOSS ON INVESTMENT	-	(245,000)	(854,963)

LOSS ON RESCISSION OF
SHARE EXCHANGE AGREEMENT	-	(2,327,768)	(2,327,768)

NET LOSS	(9,273)	(2,578,978)	(4,548,262)

OTHER COMPREHENSIVE INCOME
(NOTE 4)	-	175,000	-

COMPREHENSIVE LOSS	(9,273)	(2,403,978)	(4,548,262)

BASIC LOSS PER SHARE	(0.00)	(0.19)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	11,520,533	13,878,616

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to	During	Stockholders’
	Common	Stock	Paid-in	November 29,	Development	Equity
	Stock	Amount	Capital	1989	Stage	(Deficiency)
		$	$	$	$	$
Balance, October 24, 1986	-	-	-	-	-	-
Issue of common stock to officers and directors at $20.00 per share	250	-	5,000	-	-	5,000
Net loss for the year ended December 31, 1986	-	-	-	-	-	-
Balance, December 31, 1986	250	-	5,000	-	-	5,000
Issue of common stock to Public at $1,000.00 per share	150	-	150,000	-	-	150,000
Less stock offering cost	-	-	(19,880)	-	-	(19,880)
Issue of common stock in exchange for subsidiary	68	-	500	-	-	500
Issue of common stock for services rendered at approximately $20.00 per share	126	-	2,527	-	-	2,527
Issue of common stock by private placement at $50.00 per share	1,512	2	75,561	-	-	75,563
Net loss for the year ended December 31, 1987	-	-	-	(176,716)	-	(176,716)
Balance, December 31, 1987	2,106	2	213,708	(176,716)	-	36,994
Net loss for the year ended December 31, 1988	-	-	-	(36,504)	-	(36,504)
Balance, December 31, 1988	2,106	2	213,708	(213,220)	-	490
Net loss for the year ended December 31, 1989	-	-	-	(490)	-	(490)
Balance, December 31, 1989	2,106	2	213,708	(213,710)	-	-
Contribution of capital	-	-	35	-	-	35
Net loss for the year ended December 31, 1990	-	-	-	-	(727)	(727)
Balance, December 31, 1990	2,106	2	213,743	(213,710)	(727)	(692)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to	During	Stockholders’
	Common	Stock	Paid-in	November 29,	Development	Equity
	Stock	Amount	Capital	1989	Stage	(Deficiency)
		$	$	$	$	$
Balance, December 31, 1990 (carried forward)	2,106	2	213,743	(213,710)	(727)	(692)
Net loss for the year ended December 31, 1991	-	-	-	-	(224)	(224)
Balance, December 31, 1991	2,106	2	213,743	(213,710)	(951)	(916)
Net loss for the year ended December 31, 1992	-	-	-	-	(236)	(236)
Balance, December 31, 1992	2,106	2	213,743	(213,710)	(1,187)	(1,152)
Net loss for the year ended December 31, 1993	-	-	-	-	(235)	(235)
Balance, December 31, 1993	2,106	2	213,743	(213,710)	(1,422)	(1,387)
Common stock issued for cash and services at approximately $1.70 per share	3,534	4	5,996	-	-	6,000
Net loss for the year ended December 31, 1994	-	-	-	-	(9,162)	(9,162)
Balance, December 31, 1994	5,640	6	219,739	(213,710)	(10,584)	(4,549)
Common stock issued for cash at $20.00 per share	500	1	9,999	-	-	10,000
Forgiveness of debt	-	-	4,759	-	-	4,759
Net loss for the year ended December 31, 1995	-	-	-	-	(6,019)	(6,019)
Balance, December 31, 1995	6,140	7	234,497	(213,710)	(16,603)	4,191
Common stock issued for cash at $0.20 per share	90,000	90	17,910	-	-	18,000
Common stock issued for cash at an average of $0.04 per share	4,615,400	4,615	148,846	-	-	153,461
Stock issue adjustment	3	-	-	-	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	(25,839)	(25,839)
Balance, December 31, 1996	4,711,543	4,712	401,253	(213,710)	(42,442)	149,813

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$
Balance, December 31, 1996 (carried forward)	4,711,543	4,712	401,253	-	(213,710)	(42,442)	-	149,813
Net loss for the year ended December 31, 1997	-	-	-	-	-	(188,917)	-	(188,917)
Balance, December 31, 1997	4,711,543	4,712	401,253	-	(213,710)	(231,359)	-	(39,104)
Net loss for the year ended December 31, 1998	-	-	-	-	-	(226,743)	-	(226,743)
Balance, December 31, 1998	4,711,543	4,712	401,253	-	(213,710)	(458,102)	-	(265,847)
Net loss for the year ended December 31, 1999	-	-	-	-	-	(420,608)	-	(420,608)
Balance, December 31, 1999	4,711,543	4,712	401,253	-	(213,710)	(878,710)	-	(686,455)
Issue of common stock to public at $16.00 per share	250,000	250	3,999,750	-	-	-	-	4,000,000
Net loss for the year ended December 31, 2000	-	-	-	-	-	(192,540)	-	(192,540)
Balance, December 31, 2000	4,961,543	4,962	4,401,003	-	(213,710)	(1,071,250)	-	3,121,005
Fractional share adjustment	357	-	-	-	-	-	-	-
Advances in year Net loss for the year ended December 31, 2001	- -	- -	- -	(500, 000) -	- -	- (137,987)	-	(500,000) (137,987)
Balance, December 31, 2001	4,961,900	4,962	4,401,003	(500, 000)	(213,710)	(1,209,237)	-	2,483,018

Issue of common stock under share exchange agreement	11,614,133	11,614	(11,614)	-	-	-	-	-
Technology agreement at $1.00 per share	150,000	150	149,850	-	-	-	-	150,000
Stock options granted to non-employees	-	-	202,720	-	-	-	-	202,720
Advances in year	-	-	-	(1,797,768)	-	-	-	(1,797,768)
Net loss for the year ended December 31, 2002	-	-	-	-	-	(523,211)	-	(523,211)
Other comprehensive loss	-	-	-	-	-	-	(350,000)	(350,000)
Balance, December 31, 2002	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759
Advances in year	-	-	-	(30,000)	-	-	-	(30,000)
Issuance of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	-	-	50,000
Rescission of share exchange agreement	(10,200,500)	(10,205)	10,205	2,327,768	-	-	-	2,327,768
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,806,541)	-	(2,806,541)
Other comprehensive Income	-	-	-	-	-	-	350,000	350,000

Balance, December 31, 2003	11,520,533	11,521	4,797,164	-	(213,710)	(4,538,989)	-	55,986

Net loss for the period ended March 31, 2004	-	-	-	-	-	(9,273)	-	(9,273)

Balance, March 31, 2004	11,520,533	11,521	4,797,164	-	(213,710)	(4,548,262)	-	46,713

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
			November 29,
	For the	For the	1989 (Inception
	Three Months	Three Months	of Development
	Ended	Ended	Stage) through
	March 31,	March 31,	March 31,
	2004	2003	2004
OPERATING ACTIVITIES	$	$	$
Loss from operations	(9,273)	(2,578,978)	(4,548,262)
Adjustments to reconcile net loss to net cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development stage company	-	245,000	420,000
- Loss on rescission of share exchange agreement	-	2,297,768	2,297,768
Changes in operating assets and liabilities:
- Increase in accounts payable	2,542	23,475	24,231
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)
- Increase in advances and prepaid expenses	-	(3,000)	-

Net cash used in operating activities	(6,731)	(15,735)	(1,023,697)

INVESTING ACTIVITIES
Advances under notes receivable	-	-	(424,087)
Investment in development stage company	-	-	(500,000)
Proceeds from sale of shares in development
stage company	-	5,000	80,000
Advances on share exchange agreement	-	-	(2,237,461)
Net cash (used in) provided by investing activities	-	5,000	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	-	4,237,461

Net cash provided by financing activities	-	-	4,237,496

(DECREASE) INCREASE IN CASH	(6,731)	(10,735)	70,944

CASH AT BEGINNING OF PERIOD	77,675	28,515	-

CASH AT END OF PERIOD	70,944	17,780	70,944

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

March 31, 2004

NOTE 1 – BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions.

Effective March 31, 2003 the Company (“Halo”) entered into Compromise and Settlement Agreements to rescind the Share Exchange Agreements, effective February 28, 2002.  Under the Share Exchange Agreement, Halo had acquired 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. (“NLR”).  The Rescission has been accounted for as a reversal of this business combination.  These unaudited financial statements reflect the assets, liabilities, shareholders’ equity accounts, revenues, expenses and other comprehensive income for Halo only.  The financial statements do not include for any period a consolidation of the accounts of NLR and its wholly-owned subsidiaries with Halo, as their acquisition has been rescinded.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2003.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

NOTE 2 – GOING CONCERN

The Company is in the development stage.  It has no revenue other than interest income and has accumulated losses during the development stage of $4,548,262. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock.  The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock.  However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business which is self supporting.  Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

March 31, 2004

NOTE 3 – STOCK PURCHASE WARRANTS AND STOCK OPTIONS

Stock purchase warrants

The changes in stock purchase warrants were as follows:

	2004		2003
	Number	Exercise price per share	Number	Exercise price per share
		$		$
Balance, beginning of year	5,000,000	0.01	-	-

Granted	-	-	-	-
Exercised	-	-	-	-
Expired / cancelled	-	-	-	-

Balance, March 31	5,000,000	0.01	-	-

The stock purchase warrants outstanding as at March 31, 2004 expire on November 26, 2005.

Stock option plan

Changes in the Company’s stock options are as follows:

	Number	Exercise Price per Share	Weighted Average Exercise Price
		$	$
Balance, December 31, 2002	1,690,000	0.90-2.50	1.01
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	(1,690,000)	0.90-2.50	1.01
Balance, December 31, 2003	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, March 31, 2004	-	-	-

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

March 31, 2004

NOTE 3 – STOCK PURCHASE WARRANTS AND STOCK OPTIONS (Continued)

As permitted by Statement of Financial Accounting Standards (“SFAS”) 123, the Company has elected to continue to follow Accounting Principles Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock awards.  Under APB 25, when the exercise price of the Company’s employee stock awards is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.  As all of the Company’s stock options have been priced with an exercise price equal to the market price on the date of grant, no compensation expense to employees has been recognized in the accompanying financial statements.

Because the Company continues to follow APB 25 for stock options to employees, SFAS 123 requires pro forma disclosure of the effect that the recognition of compensation expense for the estimated fair value of the stock option granted would have had on the Company’s net loss and loss per share. The Company did not grant any employee stock options during the three month periods ended March 31, 2004 and 2003 and no pro forma disclosure is provided.

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive losses represent the Company’s unrealized losses in the shares of  North American Natural Gas, Inc. (formerly FAR Group, Inc.), a development stage company, as follows:

	Three Month Period Ended March 31,
	2004	2003
	$	$
Balance, beginning of period	-	(350,000)

Prior year’s unrealized loss in North American Natural Gas, Inc. realized, and included in loss on investment in the period	-	175,000

Balance, end of period	-	(175,000)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

The Company was incorporated under the laws of Utah as Daur & Shaver, Inc. on October 24, 1986.  On August 31, 1987, the Company completed the acquisition of all of the outstanding common shares of Western Antenna Research, Inc. a Colorado corporation.  The Company’s name was subsequently changed to Western Antenna Corporation.  After two years of unsuccessful operations Western Antenna Research, Inc. was abandoned, the name of the Company was changed to Hortitech, Inc. and the Company was reclassified as a development stage enterprise on November 29, 1989.  Subsequently, the name of the Company was changed to MicroAccel, Inc. on February 2, 2000.

Effective February 28, 2002, the Company issued 11,614,133 common shares to acquire 99.65% of the outstanding common stock of Network Lifestyle Radio Corp. (“NLR”).  The share exchange was on a one share for one share basis. The Company subsequently changed its name from MicroAccel to Health Anti-Aging Lifestyle Options, Inc.

On March 31, 2003, the Company completed Compromise and Settlement Agreements to rescind certain Share Exchange Agreements entered into with former shareholders of NLR.  The transactions resulted in the Company transferring and delivering directly and indirectly 5,452,500 common shares in NLR to former directors and executive officers of the Company, who were also prior shareholders of NLR; 4,981,500 common shares in NLR to prior shareholders of NLR and 1,180,133 common shares in NLR to NLR’s treasury on behalf of the 22 former NLR shareholders who did not participate in the rescission.  The Company received from the former shareholders of NLR an aggregate of 10,205,500 shares of its own common stock, which the Company cancelled.

Plan of Operation

On March 31, 2003, the Company rescinded its acquisition of Network Lifestyle Radio Corp.  In addition, the Employment Agreements with Mr. Michael Woodman and Mr. Dean Mailey and a Consulting Agreement with Dr. Stephen Greer were deemed null and void at the time of the Rescission.

The Company intends to explore new business opportunities.  The Company has not identified any new business opportunities and has no agreements related to such opportunities.   The Company’s plan of operations is to: (i) consider guidelines of industries in which the Company may have an interest;  (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Operations

For the quarter period just ended, much of the Company’s resources were directed at locating new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

For the three-month period ended March 31, 2004, the Company recorded a net loss of $9,273.

The Company spent $9,273 in general and administrative expenses as compared to $6,210 for the same three-month period ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004 the Company had cash resources of $70,944 against total liabilities of $24,231 for a working capital position of $46,713.

During the next twelve months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures.   We believe we have sufficient funds to meet our cash requirements for the next twelve months.

ITEM 3.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b)

Exhibits

Exhibit 31.1 – Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2004.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	/s/ John Caton
John Caton
Principal Executive Officer

BY:	/s/ Linda Mitropoulos
Linda Mitropoulos
Principal Financial Officer