Form 10QSB
period 2004-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2004-08-16
CIK 805902

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004: 11,520,533

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
As at	2004	2003
	$	$

ASSETS

CURRENT Cash	56,305	77,675
TOTAL ASSETS	56,305	77,675

LIABILITIES

CURRENT Accounts payable and accrued liabilities	16,763	21,689
TOTAL LIABILITIES	16,763	21,689

STOCKHOLDERS’ EQUITY

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value Issued and outstanding: 11,520,533 shares (December 31, 2003: 11,520,533 shares)	11,521	11,521

ADDITIONAL PAID-IN CAPITAL	4,797,164	4,797,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,555,433)	(4,538,989)
TOTAL STOCKHOLDERS’ EQUITY	39,542	55,986
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	56,305	77,675

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					From
					Inception of
					Development
					Stage on
	Three Months Ended June 30,		Six Months Ended June 30,		November
					29, 1989 Through
					June 30,
	2004	2003	2004	2003	2004
	$	$	$	$	$

OTHER INCOME	-	-	-	-	201,577

GENERAL AND ADMINISTRATIVE EXPENSES	(7,171)	(30,200)	(16,444)	(36,410)	(1,574,279)

LOSS ON INVESTMENT	-	(33,333)	-	(278,333)	(854,963)

LOSS ON RESCISSION OF SHARE EXCHANGE AGREEMENT	-	-	-	(2,327,768)	(2,327,768)

NET LOSS	(7,171)	(63,533)	(16,444)	(2,642,511)	(4,555,433)

OTHER COMPREHENSIVE INCOME	-	58,333	-	233,333	-

COMPREHENSIVE LOSS	(7,171)	(5,200)	(16,444)	(2,409,178)	(4,555,433)

BASIC LOSS PER SHARE	(0.00)	(0.01)	(0.00)	(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES	11,520,533	6,520,333	11,520,533	10,299,746

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

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$
Balance, December 31, 1996 (carried forward)	4,711,543	4,712	401,253	-	(213,710)	(42,442)	-	149,813
Net loss for the year ended December 31, 1997	-	-	-	-	-	(188,917)	-	(188,917)
Balance, December 31, 1997	4,711,543	4,712	401,253	-	(213,710)	(231,359)	-	(39,104)
Net loss for the year ended December 31, 1998	-	-	-	-	-	(226,743)	-	(226,743)
Balance, December 31, 1998	4,711,543	4,712	401,253	-	(213,710)	(458,102)	-	(265,847)
Net loss for the year ended December 31, 1999	-	-	-	-	-	(420,608)	-	(420,608)
Balance, December 31, 1999	4,711,543	4,712	401,253	-	(213,710)	(878,710)	-	(686,455)
Issue of common stock to public at $16.00 per share	250,000	250	3,999,750	-	-	-	-	4,000,000
Net loss for the year ended December 31, 2000	-	-	-	-	-	(192,540)	-	(192,540)
Balance, December 31, 2000	4,961,543	4,962	4,401,003	-	(213,710)	(1,071,250)	-	3,121,005
Fractional share adjustment	357	-	-	-	-	-	-	-
Advances in year Net loss for the year ended December 31, 2001	- -	- -	- -	(500, 000) -	- -	- (137,987)	- -	(500,000) (137,987)
Balance, December 31, 2001	4,961,900	4,962	4,401,003	(500, 000)	(213,710)	(1,209,237)	-	2,483,018

Issue of common stock under share exchange agreement	11,614,133	11,614	(11,614)	-	-	-	-	-
Technology agreement at $1.00 per share	150,000	150	149,850	-	-	-	-	150,000
Stock options granted to non-employees	-	-	202,720	-	-	-	-	202,720
Advances in year	-	-	-	(1,797,768)	-	-	-	(1,797,768)
Net loss for the year ended December 31, 2002	-	-	-	-	-	(523,211)	-	(523,211)
Other comprehensive loss	-	-	-	-	-	-	(350,000)	(350,000)
Balance, December 31, 2002	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
	$		$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759
Advances in year	-	-	-	(30,000)	-	-	-	(30,000)
Issuance of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	-	-	50,000
Rescission of share exchange agreement	(10,200,500)	(10,205)	10,205	2,327,768	-	-	-	2,327,768
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,806,541)	-	(2,806,541)
Other comprehensive income	-	-	-	-	-	-	350,000	350,000
Balance, December 31, 2003	11,520,533	11,521	4,797,164	-	(213,710)	(4,538,989)	-	55,986

Net loss for the period ended June 30, 2004	-	-	-	-	-	(16,444)	-	(16,444)
Balance, June 30, 2004	11,520,533	11,521	4,797,164	-	(213,710)	(4,555,433)	-	39,542

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			From
			Inception of
			Development
			Stage on
	For the	For the	November
	Six Months Ended	Six Months Ended	29, 1989 Through
	June 30,	June 30,	June 30,
	2003	2003	2004
OPERATING ACTIVITIES	$	$	$
Loss from operations	(16,444)	(2,642,511)	(4,555,433)

Adjustments to reconcile net loss to net cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development stage company	-	278,333	420,000
- Loss on rescission of share exchange agreement	-	2,297,768	2,297,768

Changes in operating assets and liabilities:
- (Decrease) Increase in accounts payable	(4,926)	23,242	16,763
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)

Net cash used in operating activities	(21,370)	(43,168)	(1,039,336)

INVESTING ACTIVITIES
Advances under notes receivable	-	-	(424,087)
Investment in development stage company	-	-	(500,000)
Proceeds from sale of shares in development
stage company	-	55,000	80,000
Advances on share exchange agreement	-	-	(2,297,768)
Net cash (used in) provided by investing activities	-	55,000	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	-	4,237,461

Net cash provided by financing activities	-	-	4,237,496

(DECREASE) INCREASE IN CASH	(21,370)	11,832	56,305

CASH AT BEGINNING OF PERIOD	77,675	28,515	-

CASH AT END OF PERIOD	56,305	40,347	56,305

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

NOTE 2 – GOING CONCERN

The Company is in the development stage.  It has no revenue other than interest income and has accumulated losses during the development stage of $4,555,433. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock.  The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock.  However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business which is self supporting.  Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

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

Plan of Operation

On March 31, 2003, the Company rescinded its acquisition of Network Lifestyle Radio Corp.

The Company continues to explore new business opportunities.  The Company has not identified any new business opportunities and has no agreements related to such opportunities.   The Company’s plan of operation is to: (i) consider guidelines of industries in which the Company may have an interest;  (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Operations

For the quarter just ended, much of the Company’s resources were directed at locating new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

For the six-month period ended June 30, 2004, the Company recorded a net loss of $16,444.

The Company spent $16,444 in general and administrative expenses as compared to $36,410 for the same six-month period ended June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2004 the Company had cash resources of $56,305 against total liabilities of $16,763 for a working capital position of $39,542.

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

As of the end of the period, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August, 2004.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	/s/ John Caton
John Caton
Principal Executive Officer

BY:	/s/ Linda Mitropoulos
Linda Mitropoulos
Principal Financial Officer