Form 10QSB
period 2004-09-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2004-11-12
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Exact name of small business issuer as specified in its charter)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2004: 11,520,533

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
As at	2004	2003
	$	$

ASSETS

CURRENT
Cash	47,357	77,675

TOTAL ASSETS	47,357	77,675

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	16,395	21,689

TOTAL LIABILITIES	16,395	21,689

STOCKHOLDERS’ EQUITY

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value issued and outstanding: 11,520,533 shares (December 31, 2003: 11,520,533 shares)	11,521	11,521

ADDITIONAL PAID-IN CAPITAL	4,797,164	4,797,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,564,013)	(4,538,989)

TOTAL STOCKHOLDERS’ EQUITY	30,962	55,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	47,357	77,675

See accompanying Notes to the Financial Statements

 HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
					Inception of
					Development
					Stage on
					November
	Three Months		Nine Months		29, 1989
	Ended		Ended		Through
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004
	$	$	$	$	$

OTHER INCOME	-	-	-	-	201,577

GENERAL AND ADMINISTRATIVE EXPENSES	(8,580)	(6,558)	(25,024)	(42,968)	(1,582,859)

LOSS ON SALE OF INVESTMENT	-	-	-	(278,333)	(854,963)

LOSS ON RESCISSION OF SHARE EXCHANGE AGREEMENT	-	-	-	(2,327,768)	(2,327,768)

NET LOSS	(8,580)	(6,558)	(25,024)	(2,649,069)	(4,564,013)

OTHER COMPREHENSIVE INCOME (LOSS)	-	(25,000)	-	208,333	-

COMPREHENSIVE LOSS	(8,580)	(31,558)	(25,024)	(2,440,736)	(4,564,013)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.27)

WEIGHTED AVERAGE NUMBER OF SHARES	11,520,533	6,520,333	11,520,533	9,026,165

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

See accompanying Notes to the Financial Statements

 HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$
Balance, December 31, 1996 (carried forward)	4,711,543	4,712	401,253	-	(213,710)	(42,442)	-	149,813

Net loss for the year ended December 31, 1997	-	-	-	-	-	(188,917)	-	(188,917)

Balance, December 31, 1997	4,711,543	4,712	401,253	-	(213,710)	(231,359)	-	(39,104)

Net loss for the year ended December 31, 1998	-	-	-	-	-	(226,743)	-	(226,743)

Balance, December 31, 1998	4,711,543	4,712	401,253	-	(213,710)	(458,102)	-	(265,847)

Net loss for the year ended December 31, 1999	-	-	-	-	-	(420,608)	-	(420,608)

Balance, December 31, 1999	4,711,543	4,712	401,253	-	(213,710)	(878,710)	-	(686,455)

Issue of common stock to public at $16.00 per share	250,000	250	3,999,750	-	-	-	-	4,000,000

Net loss for the year ended December 31, 2000	-	-	-	-	-	(192,540)	-	(192,540)

Balance, December 31, 2000	4,961,543	4,962	4,401,003	-	(213,710)	(1,071,250)	-	3,121,005

Fractional share adjustment	357	-	-	-	-	-	-	-

Advances in year	-	-	-	(500,000)	-	-	-	(500,000)

Net loss for the year ended December 31, 2001	-	-	-	-	-	(137,987)	-	(137,987)

Balance, December 31, 2001	4,961,900	4,962	4,401,003	(500, 000)	(213,710)	(1,209,237)	-	2,483,018

Issue of common stock under share exchange agreement	11,614,133	11,614	(11,614)	-	-	-	-	-

Technology agreement at $1.00 per share	150,000	150	149,850	-	-	-	-	150,000

Stock options granted to non-employees	-	-	202,720	-	-	-	-	202,720

Advances in year	-	-	-	(1,797,768)	-	-	-	(1,797,768)

Net loss for the year ended December 31, 2002	-	-	-	-	-	(523,211)	-	(523,211)

Other comprehensive loss	-	-	-	-	-	-	(350,000)	(350,000)

Balance, December 31, 2002	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

See accompanying Notes to the Financial Statements

 HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

Advances in year	-	-	-	(30,000)	-	-	-	(30,000)

Issuance of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	-	-	50,000

Rescission of share exchange agreement	(10,200,500)	(10,205)	10,205	2,327,768	-	-	-	2,327,768

Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,806,541)	-	(2,806,541)

Other comprehensive income	-	-	-	-	-	-	350,000	350,000

Balance, December 31, 2003	11,520,533	11,521	4,797,164	-	(213,710)	(4,538,989)	-	55,986

Net loss for the period ended September 30, 2004	-	-	-	-	-	(25,024)	-	(25,024)

Balance, September 30, 2004	11,520,533	11,521	4,797,164	-	(213,710)	(4,564,013)	-	30,962

See accompanying Notes to the Financial Statements

 HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			From
			Inception of
			Development
			Stage on
			November
	For the	For the	29, 1989
	Nine Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,
	2004	2003	2004
	$	$	$
OPERATING ACTIVITIES
Loss from operations	(25,024)	(2,649,069)	(4,564,013)

Adjustments to reconcile net loss to net cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development stage company	-	278,333	420,000
- Loss on rescission of share exchange agreement	-	2,297,768	2,297,768

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable	(5,294)	1,254	16,395
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)

Net cash used in operating activities	(30,318)	(71,714)	(1,048,284)

INVESTING ACTIVITIES
Advances under notes receivable	-	-	(424,087)
Investment in development stage company	-	-	(500,000)
Proceeds from sale of shares in development stage company	-	55,000	80,000
Advances on share exchange agreement	-	-	(2,297,768)
Net cash (used in) provided by investing activities	-	55,000	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	-	4,237,461

Net cash provided by financing activities	-	-	4,237,496

(DECREASE) INCREASE IN CASH	(30,318)	(16,714)	47,357

CASH AT BEGINNING OF PERIOD	77,675	28,515	-

CASH AT END OF PERIOD	47,357	11,801	47,357

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			Cumulative
			From
			Inception of
			Development
			Stage on
			November
	For the	For the	29, 1989
	Nine Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,
	2004	2003	2004
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	182	293	41,756
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-	352,720

See accompanying Notes to the Financial Statements

 HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

September 30, 2004

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2003.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the ninth month period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,564,013. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock or debt. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock or debt. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business which is self supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Plan of Operation

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

For the ninth-month period ended September 30, 2004, the Company recorded a net loss of $25,024.
The Company spent $25,024 in general and administrative expenses as compared to $42,968 for the same nine-month period ended September 30, 2003.

For the nine-month period ended September 30, 2003, the Company recorded a net loss of $2,649,069, $2,327,768 was related to the write down of the advances that had been given to NLR prior to the rescission of the share exchange agreement as at March 31, 2003..

Liquidity and Capital Resources

As of September 30, 2004 the Company had cash resources of $47,357 against total liabilities of $16,395 for a working capital position of $30,962.

During the next twelve months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures.

We believe the Company currently does not have sufficient funds to meet its cash requirements for the next twelve months. The Company intends to raise the capital required to fund its cash requirements and future business opportunities by issuing debt and/or equity securities, although the Company has no current arrangements or agreements related to such financings. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

ITEM 3.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)    Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2004.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	/s/ John Caton
John Caton
Principal Executive Officer

BY:	/s/ Linda Mitropoulos
Linda Mitropoulos
Principal Financial Officer