Form 10KSB
period 2004-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2005-03-30
CIK 805902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(Name of small business in its charter)

Utah	87-04444506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 210-580 Hornby Street
Vancouver, British Columbia, Canada V6C 3B6

(Address of principal executive offices)

(604) 687-6991

Issuer’s telephone number

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

(1) YES  ☒ NO ☐         (2) YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $5

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

February 10, 2005 - There are approximately 11,520,533 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by the non-affiliates on February 10, 2005, computed at the par value of the stock of $0.001 was $11,521 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS - Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: February 10, 2005 - 11,520,533 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Registrant Format     Yes ☒     No ☐

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

Halo is now a development stage company and our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Item 2.	Description of Property

The Company currently maintains limited office space occupied by Linda Mitropoulos, one of our directors, for which we do not pay any rent. The address is Suite 210-580 Hornby Street, Vancouver, British Columbia, Canada. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we commence new business operations.

Item 3.	Legal Proceedings

We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholders Matters

Market Information

There is no “established trading market” for shares of the Company’s common stock. The Company’s common stock is quoted over-the-counter on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “HLOI”. No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2004, and 2003 is shown below. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

STOCK QUOTATIONS

Quarter ended	High Bid	Low Bid

March 31, 2003	0.04	0.03
June 30, 2003	0.09	0.01
September 30, 2003	0.09	0.03
December 31, 2003	0.12	0.05
March 31, 2004	0.09	0.09
June 30, 2004	0.05	0.05
September 30, 2004	0.04	0.04
December 31, 2004	0.04	0.04

Holders

As at February 10, 2005 the Company had 183 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Recent Sales of Unregistered Securities

Set forth below is information related to the securities sold by the Company during the last three fiscal years ended December 31, 2004, without registration under the Securities Act of 1933, as amended.

Name	Date Acquired	Number of Shares	Aggregate Consideration

Click2Rewards.com, Inc.	3/28/2002	150,000	(1), (3)
46 stockholders of NLR	2/28/2002	11,614,133	(2), (3)
11 shareholders	11/26/2003	5,000,000	$50,000 (3)

(1)	These shares were issued as partial consideration for the Company’s acquisition of certain hardware and proprietary software to be used in NLR’s business.

(2)
These shares were issued to stockholders of NLR in consideration of an equal number of NLR shares pursuant to the Share Exchange Agreement. On March 31, 2003, 10,205,500 of these shares were returned to the Company for cancellation pursuant to the Compromise and Settlement Agreements. See the caption “Business” of this Report.

(3)
All of these shares were issued in reliance upon exemptions from registration available under Sections 4(2) and 4(6) of the Securities Act of 1934 as amended, and Rule 506 of Regulation D or Regulation S of the Securities and Exchange Commission and from various state exemptions.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None; not applicable.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 11 of this Report.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

Twelve Months ended December 31, 2004 and 2003

During the first quarter of fiscal 2003, the Company directed all of its available resources on rescinding the acquisition of NLR. On March 31, 2003, the Company completed Compromise and Settlement Agreements to rescind certain Share Exchange Agreements entered into with former shareholder of NLR. The transaction resulted in the Company transferring and delivering directly and indirectly 5,452,500 common shares in NLR to former directors and executive officers of the Company, who were also prior shareholders of NLR; 4,981,500 common shares in NLR to prior shareholders of NLR and 1,180,133 common shares in NLR to NLR’s treasury on behalf of 22 former NLR shareholders who did not participate in the rescission. The Company received from former shareholders of NLR an aggregate of 10,205,500 shares of its own common stock, which the Company cancelled.

For the fiscal year of 2004 much of the Company’s resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

During fiscal 2003, the Company recorded a loss on the rescission of NLR of $2,327,768. The Company also recorded a loss on investment of $420,000 on its investment in North American Natural Gas, Inc.

Comprehensive loss of fiscal 2003 was $2,456,541, the primary reason being the cost relating to the rescission of the share exchange agreement with NLR.

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

During fiscal 2004, the Company spent $33,770 in general and administrative expenses as compared to $58,780 for fiscal 2003, a decrease of $25,010.

Liquidity and Capital Resources

At December 31, 2004, the Company had total assets of $43,080, comprised solely of cash. Our liabilities were $20,859, resulting in a positive working capital of $22,221. At December 31, 2003, the Company had total assets of $77,675 in cash.

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

Plan of Operation

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

Item 7.	Financial Statements.

The financial statements for Health Anti-Aging Lifestyle Options Inc. are at the end of this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the last two fiscal years ended December 31, 2004 and 2003, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406-455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1, as set forth in their report included herein.

Item 8A.	Controls and Procedures.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

Name	Age	Title
John Caton	53	Chief Executive Officer, President, Director
Linda Mitropoulos	37	Chief Financial Officer, Secretary, Treasurer, Director

Background of Officers and Directors

Mr. John Caton, age 53 - John Caton has served as a Director since March 31, 2003. He assumed the role of Chief Executive Officer and President on May 22, 2003. He has been the General Manager of Clayoquot Wilderness Resorts since 1998. In his capacity as General Manager, Mr. Caton has been responsible for the functioning and maintenance of an exclusive, first-class resort and spa, located in Tofino, B.C. Mr. Caton has two years of training from the Pickering College Business School from 1972 to 1974 and was licensed by the Ontario Real Estate Board from 1976 to 1990. He was employed as Agent, Project Manager, Lobbyist and General Contractor for the Real Estate Development & Construction company in Toronto, Ontario from 1976 to 1990. Mr. Caton was also the founder and CEO of Risque Disque Ltd. and Artist Consulting Team Corp. from 1982 to 1990, both of which recorded and managed worldwide musical artists with funding and distribution agreements through Warner Brothers Records. Mr. Caton brings over 25 years of business experience to the Company along with a wealth of resources in personal business contacts.

Ms. Linda Mitropoulos, age 37 - Ms. Linda Mitropoulos has been a Director and Corporate Secretary of the Company since March 31, 2003. She graduated from McMaster University with an Honours BA in Political Science and International Relations in 1993. Ms. Mitropoulos is a licensed Investment Advisor, having completed the Canadian Securities Course in 2000, and holds a Certificate from the Faculty of Business at Simon Fraser University for the Organization and Management of Public Companies completed in 1994. Ms. Mitropoulos has 11 years of experience in the securities industry and has been involved with several public companies in the capacity of securities para-legal and investor relations representative.
Involvement in Certain Legal Proceedings

To the best of the issuer’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

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

was the subject to any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

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

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees. The Company’s Code of Ethics is attached hereto as Exhibit 14.1.

Family Relationships

There are no family relationships amongst or between the directors and executive officers.

Item 10.	Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the “Named Executive Officers”) for the three fiscal years ended December 31, 2004, 2003 and 2002. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation			(i)
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Pay outs ($)	All Other Compensation ($)
John Caton, CEO, President, Director	12/31/04 12/31/03 12/31/02	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Linda Mitropoulos, CFO Secretary-Treasurer, Director	12/31/04 12/31/03 12/31/02	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of February 10, 2005, with the computation being based upon 11,520,533 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

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

Securities Authorized for Issuance Under Compensatory Plans

2000 Stock Incentive Plan

The Company adopted a 2000 Stock Incentive Plan (the "Plan"), approved by the shareholders of the Company on February 1, 2000, to be administrated by the Board of Directors or a Committee of the Board of Directors ("the "Plan Administrator"). The purpose of the Plan is to provide incentive stock options as a means to attract and retain key corporate personnel and consultants. The shares to be offered under the Plan consist of authorized but unissued common shares of the Company. The aggregate number of shares subject to options under the Plan at any one time shall not exceed 212,500 shares. The exercise price of the options when granted is set by the Plan Administrator but in any event shall not be less than 75% of the fair market value of the shares on the date the option is granted. The term of the options granted may not extend beyond 10 years, and the options are subject to earlier cancellation on termination of employment. The vesting and exercise schedule for stock options granted is to be determined on an individual basis by the Plan Administrator. The Plan was adopted in the 2000 fiscal year and the initial incentive options granted June 5, 2000. There are currently no options granted under this plan.

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

There are currently no options outstanding under either Stock Option Plans.

Item 12.	Certain Relationships and Related Transactions.

Certain Business Relationships

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

Item 13.	Exhibits.

(a)(1)	Index to Financial Statements

-	Report of Hoogendoorn Vellmer, Independent Auditors
-	Balance Sheets as at December 31, 2004 and December 31, 2003
-	Statements of Operations Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2004 and years ended December 31, 2004 and December 31, 2003
-	Statement of Stockholders’ Equity from October 24, 1986 to December 31, 2004
-	Statements of Cash Flows Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2004 and years ended December 31, 2004 and December 31, 2003
-	Notes to the Financial Statements
-	Schedule of General and Administrative Expenses

(a)(2) These financial statement schedules are omitted because they are not applicable or the information is included in the Financial Statements or Notes thereto appearing in this Annual Report on Form 10-KSB.

(a)(3)	Exhibits

14.1	Code of Ethics
23.1	Consent of Independent Chartered Accountants
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibits Incorporated by Reference

Annual Report on Form 10-KSB for the calendar year ended December 31, 2003, filed on March 25, 2004

(b)	Reports on Form 8-K
None

Item	14. Principal Accountant Fees and Services.

The following table sets forth fees for services Hoogendoorn Vellmer, Chartered Accountants provided during fiscal years 2004 and 2003:

	2004	2003
Audit Fees (1)	$7,169	$ 16,079
Audit-related fees (2)		0
Tax fees (3)	$642	$2,354
All other fees (4)		0

Total	$7,811	$ 18,433

(1)	Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.
(2)
During fiscal 2004 and 2003, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)	Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.
(4)	During fiscal 2004 and 2003, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Registrant)

/s/ John Caton                           Date: March     24     , 2005
John Caton
Chief Executive Officer and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/  John Caton                          Date: March      24     , 2005
John Caton
Chief Executive Officer, Principal Executive Officer and Director

/s/  Linda Mitropoulos                     Date: March      24     , 2005
Linda Mitropoulos
Chief Financial Officer, Principal Executive Officer and Director

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Health Anti-Aging Lifestyle Options, Inc.

We have audited the accompanying balance sheets of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and cumulative from inception of the development stage on November 29, 1989 through to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and cumulative from inception of the development stage on November 29, 1989 through to December 31, 2004 in conformity with generally accepted accounting principles in the Unites States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has had continuing losses from inception. At December 31, 2004 the Company has little cash resources and will likely require new financing, either through issuing shares or debt, until self-sufficient business operations can be established. These factors together raise substantial doubts about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Hoogendoorn Vellmer”
March 11, 2005	Chartered Accountants

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
As at	2004	2003

	$	$
ASSETS
CURRENT

Cash	43,080	77,675

TOTAL ASSETS	43,080	77,675

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	20,859	21,689

TOTAL LIABILITIES	20,859	21,689

STOCKHOLDERS’ EQUITY

COMMON STOCK (NOTE 5)
Authorized:
200,000,000 shares, $0.001 par value
Issued and outstanding: 11,520,533 shares
(December 31, 2003: 11,520,533 shares)	11,521	11,521

ADDITIONAL PAID-IN CAPITAL	4,797,164	4,797,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,572,754)	(4,538,989)

TOTAL STOCKHOLDERS’ EQUITY	22,221	55,986

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	43,080	77,675

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2003	Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2004
	$	$	$

OTHER INCOME	5	7	201,582

GENERAL AND ADMINISTRATIVE EXPENSES (SCHEDULE)	(33,770)	(58,780)	(1,591,605)

LOSS ON SALE OF INVESTMENT (NOTE 4)	-	(420,000)	(854,963)

LOSS ON RESCISSION OF SHARE EXCHANGE AGREEMENT (NOTE 3)	-	(2,327,768)	(2,327,768)

NET LOSS	(33,765)	(2,806,541)	(4,572,754)

OTHER COMPREHENSIVE INCOME (LOSS) (NOTE 4)	-	350,000	-

COMPREHENSIVE (LOSS)	(33,765)	(2,456,541)	(4,572,754)

BASIC LOSS PER SHARE	(0.00)	(0.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,520,553	9,516,410

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated Prior to November 29, 1989	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
	$		$	$	$	$
Balance, October 24, 1986	-	-	-	-	-	-
Issue of common stock to officers and directors at $20.00 per share	250	-	5,000	-	-	5,000
Net loss for the period ended December 31, 1986	-	-	-	-	-	-
Balance, December 31, 1986	250	-	5,000	-	-	5,000
Issue of common stock to Public at $1,000.00 per share	150	-	150,000	-	-	150,000
Less stock offering cost	-	-	(19,880)	-	-	(19,880)
Issue of common stock in exchange for subsidiary at $7.354 per share	68	-	500	-	-	500
Issue of common stock for services rendered at approximately $20.00 per share	126	-	2,527	-	-	2,527
Issue of common stock by private placement at $50.00 per share	1,512	2	75,561	-	-	75,563
Net loss for the year ended December 31, 1987	-	-	-	(176,716)	-	(176,716)
Balance, December 31, 1987	2,106	2	213,708	(176,716)	-	36,994
Net loss for the year ended December 31, 1988	-	-	-	(36,504)	-	(36,504)
Balance, December 31, 1988	2,106	2	213,708	(213,220)	-	490
Net loss for the year ended December 31, 1989	-	-	-	(490)	-	(490)
Balance, December 31, 1989	2,106	2	213,708	(213,710)	-	-
Contribution of capital	-	-	35	-	-	35
Net loss for the year ended December 31, 1990	-	-	-	-	(727)	(727)
Balance, December 31, 1990	2,106	2	213,743	(213,710)	(727)	(692)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated Prior to November 29, 1989	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
	$		$	$	$	$
Balance, December 31, 1990 (carried forward)	2,106	2	213,743	(213,710)	(727)	(692)
Net loss for the year ended December 31, 1991	-	-	-	-	(224)	(224)
Balance, December 31, 1991	2,106	2	213,743	(213,710)	(951)	(916)
Net loss for the year ended December 31, 1992	-	-	-	-	(236)	(236)
Balance, December 31, 1992	2,106	2	213,743	(213,710)	(1,187)	(1,152)
Net loss for the year ended December 31, 1993	-	-	-	-	(235)	(235)
Balance, December 31, 1993	2,106	2	213,743	(213,710)	(1,422)	(1,387)
Issue of common stock for cash and services at approximately $1.70 per share	3,534	4	5,996	-	-	6,000
Net loss for the year ended December 31, 1994	-	-	-	-	(9,162)	(9,162)
Balance, December 31, 1994	5,640	6	219,739	(213,710)	(10,584)	(4,549)
Issue of common stock for cash at $20.00 per share	500	1	9,999	-	-	10,000
Forgiveness of debt	-	-	4,759	-	-	4,759
Net loss for the year ended December 31, 1995	-	-	-	-	(6,019)	(6,019)
Balance, December 31, 1995	6,140	7	234,497	(213,710)	(16,603)	4,191
Issue of common stock for cash at $0.20 per share	90,000	90	17,910	-	-	18,000
Issue of common stock for cash at an average of $0.04 per share	4,615,400	4,615	148,846	-	-	153,461
Stock issue adjustment	3	-	-	-	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	(25,839)	(25,839)
Balance, December 31, 1996	4,711,543	4,712	401,253	(213,710)	(42,442)	149,813

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

	Common Shares	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement (Note 3)	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Note 4)	Total Stockholders’ Equity (Deficiency)
	$		$	$	$	$	$	$
Balance, December 31, 1996 (carried forward)	4,711,543	4,712	401,253	-	(213,710)	(42,442)	-	149,813
Net loss for the year ended December 31, 1997	-	-	-	-	-	(188,917)	-	(188,917)
Balance, December 31, 1997	4,711,543	4,712	401,253	-	(213,710)	(231,359)	-	(39,104)
Net loss for the year ended December 31, 1998	-	-	-	-	-	(226,743)	-	(226,743)
Balance, December 31, 1998	4,711,543	4,712	401,253	-	(213,710)	(458,102)	-	(265,847)
Net loss for the year ended December 31, 1999	-	-	-	-	-	(420,608)	-	(420,608)
Balance, December 31, 1999	4,711,543	4,712	401,253	-	(213,710)	(878,710)	-	(686,455)
Issue of common stock to public at $16.00 per share	250,000	250	3,999,750	-	-	-	-	4,000,000
Net loss for the year ended December 31, 2000	-	-	-	-	-	(192,540)	-	(192,540)
Balance, December 31, 2000	4,961,543	4,962	4,401,003	-	(213,710)	(1,071,250)	-	3,121,005
Fractional share adjustment	357	-	-	-	-	-	-	-
Advances in year	-	-	-	(500, 000)	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	-	(137,987)		(137,987)
Balance, December 31, 2001	4,961,900	4,962	4,401,003	(500, 000)	(213,710)	(1,209,237)	-	2,483,018
Issue of common stock under share exchange agreement (Note 3)	11,614,133	11,614	(11,614)	-	-	-	-	-
Technology agreement at $1.00 per share	150,000	150	149,850	-	-	-	-	150,000
Stock options granted to non-employees	-	-	202,720	-	-	-	-	202,720
Advances in year	-	-	-	(1,797,768)	-	-	-	(1,797,768)
Net loss for the year ended December 31, 2002	-	-	-	-	-	(523,211)	-	(523,211)
Other comprehensive loss	-	-	-	-	-	-	(350,000)	(350,000)
Balance, December 31, 2002	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

	Common Shares	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement (Note 3)	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Note 4)	Total Stockholders’ Equity (Deficiency)
	$	$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759
Advances in year	-	-	-	(30,000)	-	-	-	(30,000)
Issue of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	-	-	50,000
Rescission of share exchange agreement (Note 3)	(10,205,500)	(10,205)	10,205	2,327,768	-	-	-	2,327,768
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,806,541)	-	(2,806,541)
Other comprehensive income	-	-	-	-	-	-	350,000	350,000
Balance, December 31, 2003	11,520,533	11,521	4,797,164	-	(213,710)	(4,538,989)	-	55,986
Net loss for the year ended December 31, 2004	-	-	-	-	-	(33,765)	-	(33,765)
Balance, December 31, 2004	11,520,533	11,521	4,797,164	-	(213,710)	(4,572,754)	-	22,221

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003	Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2004
	$	$	$
OPERATING ACTIVITIES
Net Loss	(33,765)	(2,806,541)	(4,572,754)
Adjustments to reconcile net loss to net cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development stage company	-	420,000	420,000
- Loss on rescission of share exchange agreement	-	2,297,768	2,297,768
Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable	(830)	7,933	20,859
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)

Net cash used in operating activities	(34,595)	(80,840)	(1,052,561)

INVESTING ACTIVITIES	-	-	(424,087)
Advances under notes receivable	-	-	(500,000)
Investment in development stage company	-
Proceeds from sale of shares in development stage company	-	80,000	80,000
Advances on share exchange agreement	-	-	(2,297,768)

Net cash provided by (used in) investing activities	-	80,000	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	50,000	4,237,461

Net cash provided by financing activities	-	50,000	4,237,496

INCREASE (DECREASE) IN CASH	(34,595)	49,160	43,080

CASH, BEGINNING OF PERIOD	77,675	28,515	-

CASH, END OF PERIOD	43,080	77,675	43,080

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2004
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	205	577	41,779
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-	352,720

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is in the development stage.  It has no revenue other than interest income and has accumulated losses during the development stage of $4,572,754. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of common shares.  The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of common shares.  However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business which is self-supporting.  Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2004 and 2003, the Company has cash and cash equivalents in the amount of $ nil which are over the federally insured limit.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments

Investments in available-for-sale shares are recorded at estimated fair market value. Unrealized gains or losses are reported in accumulated other comprehensive income.

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the years ended December 31, 2004 and 2003 the Company did not incur any advertising costs.

Stock-based compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment to SFAS No. 123. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2004 and 2003 and for the years then ended the Company has not issued any stock options or similar equity instruments.

Comprehensive income

In accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency tran*slation gains and losses when the functional currency is not U.S. dollars, and minimum pension liability.

For the period ended December 31, 2004 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical. For the period ended December 31, 2003 the Company reported comprehensive income of $350,000 as detailed in Note 4.

Loss per share

Basic loss per common share has been calculated based on Halo’s weighted average number of common shares outstanding during the period.  A total of 5,000,000 stock purchase warrants have not been included in the calculation of basic loss per common share, on the basis that such inclusion would be anti-dilutive.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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
DECEMBER 31, 2004 AND 2003

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

NOTE 4 - INVESTMENT IN DEVELOPMENT STAGE COMPANY

In July 2002, the Company paid $500,000 to acquire 500,000 shares of North American Natural Gas, Inc. (formerly FAR Group, Inc.), a Washington State corporation in the development stage.

As at December 31, 2002, the Company re-valued its investment in North American Natural Gas, Inc. to $150,000, after considering such factors as liquidity of its investment, the development stage of the investee’s operations, and its need to obtain additional financing from a new marketing partner or investors, and accordingly recorded a comprehensive loss of $350,000.

During the year ended December 31, 2003, the Company sold all of its shares in North American Natural Gas, Inc. for proceeds of $80,000, and recorded a loss of $420,000 on the sale of its investment.  The Company further reversed to income the comprehensive loss of $350,000 recorded in the year ended December 31, 2002.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 5 - COMMON STOCK

Stock purchase warrants

The changes in stock purchase warrants were as follows:

	2004		2003
	Number	Weighted average exercise price per share	Number	Weighted average exercise price per share
		$		$
Balance, beginning of year	5,000,000	0.01	-	-

Granted	-	-	5,000,000	0.01
Exercised	-	-	-	-
Expired / cancelled	-	-	-	-

Balance, end of year	5,000,000	0.01	5,000,000	0.01

The stock purchase warrants outstanding as at December 31, 2004 and 2003 expire on November 26, 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, Halo paid directors fees of $6,000 (2004:  $nil).

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 7 - INCOME TAXES

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	December 31, 2004	December 31, 2003
	$	$
Net operating loss carry forwards (expiring in 2005 to 2024)	3,564,000	3,530,000

Statutory tax rate	113,900 + 34% in excess of $335,000	113,900 + 34% in excess of $335,000

Effective tax rate	-	-

Deferred tax assets	1,365,000	1,359,950

Less: Valuation allowance	(1,365,000)	(1,359,950)

Net deferred tax assets	-	-

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31,	2004	2003
	$	$

Administration, office and rent	16,813	22,265
Audit fees	10,165	16,507
Foreign exchange	90	(4,940)
Interest expense and bank charges	205	577
Legal fees	3,695	16,074
Office supplies and sundry	2,802	8,297

	(33,770)	(58,780)