Form 10QSB
period 2005-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2005-05-13
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Exact name of small business issuer as specified in its charter)

UTAH	90-0097142

(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
Suite 210-580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005: 11,520,533

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
As at	2005	2004
	$	$
ASSETS
CURRENT
Cash	41,060	43,080

TOTAL ASSETS	41,060	43,080

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	22,818	20,859

TOTAL LIABILITIES	22,818	20,859

STOCKHOLDERS’ EQUITY

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value Issues and outstanding: 11,520,533 shares (December 31, 2004: 11,520,533 shares)	11,521	11,521

ADDITIONAL PAID-IN CAPITAL	4,797,164	4,797,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,576,733)	(4,572,754)

TOTAL STOCKHOLDERS’ EQUITY	18,242	22,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	41,060	43,080

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			November 29,
			1987 (Inception of
	Three Month	Three Month	the Development
	Period Ended	Period Ended	Stage) to
	March 31, 2005	March 31, 2004	March 31, 2005
	$	$	$

OTHER INCOME	1	-	201,583

GENERAL AND ADMINISTRATIVE EXPENSES	(3,980)	(9,273)	(1,595,585)

LOSS ON INVESTMENT	-	-	(854,963)

LOSS ON RESCISSION OF SHARE EXCHANGE AGREEMENT	-	-	(2,327,768)

NET LOSS	(3,979)	(9,273)	(4,576,733)

OTHER COMPREHENSIVE INCOME	-	-	-

COMPREHENSIVE LOSS	(3,979)	(9,273)	(4,576,733)

BASIC LOSS PER SHARE	(0.00)	(0.00)	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,520,533	11,520,533	-

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

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$

Balance, December 31, 1996 (carried forward)	4,711,543	4,712	401,253	-	(213,710)	(42,442)	-	149,813

Net loss for the year ended December 31, 1997	-	-	-	-	-	(188,917)	-	(188,917)

Balance, December 31, 1997	4,711,543	4,712	401,253	-	(213,710)	(231,359)	-	(39,104)

Net loss for the year ended December 31, 1998	-	-	-	-	-	(226,743)	-	(226,743)

Balance, December 31, 1998	4,711,543	4,712	401,253	-	(213,710)	(458,102)	-	(265,847)

Net loss for the year ended December 31, 1999	-	-	-	-	-	(420,608)	-	(420,608)

Balance, December 31, 1999	4,711,543	4,712	401,253	-	(213,710)	(878,710)	-	(686,455)

Issue of common stock to public at $16.00 per share	250,000	250	3,999,750	-	-	-	-	4,000,000

Net loss for the year ended December 31, 2000	-	-	-	-	-	(192,540)	-	(192,540)

Balance, December 31, 2000	4,961,543	4,962	4,401,003	-	(213,710)	(1,071,250)	-	3,121,005

Fractional share adjustment	357	-	-	-	-	-	-	-

Advances in year	-	-	-	(500, 000)	-	-	-	(500,000)

Net loss for the year ended December 31, 2001	-	-	-	-	-	(137,987)	-	(137,987)

Balance, December 31, 2001	4,961,900	4,962	4,401,003	(500, 000)	(213,710)	(1,209,237)	-	2,483,018

Issue of common stock under share exchange agreement	11,614,133	11,614	(11,614)	-	-	-	-	-

Technology agreement at $1.00 per share	150,000	150	149,850	-	-	-	-	150,000

Stock options granted to non-employees	-	-	202,720	-	-	-	-	202,720

Advances in year	-	-	-	(1,797,768)	-	-	-	(1,797,768)

Net loss for the year ended December 31, 2002	-	-	-	-	-	(523,211)	-	(523,211)

Other comprehensive loss	-	-	-	-	-	-	(350,000)	(350,000)

Balance, December 31, 2002	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$

Balance, December 31, 2002 (carried forward)	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

Advances in year	-	-	-	(30,000)	-	-	-	(30,000)

Issuance of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	-	-	50,000

Rescission of share exchange agreement	(10,200,500)	(10,205)	10,205	2,327,768	-	-	-	2,327,768

Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,806,541)	-	(2,806,541)

Other comprehensive Income	-	-	-	-	-	-	350,000	350,000

Balance, December 31, 2003	11,520,533	11,521	4,797,164	-	(213,710)	(4,538,989)	-	55,986

Net loss for the year ended December 31, 2004	-	-	-	-	-	(33,765)	-	(33,765)

Balance, December 31, 2004	11,520,533	11,521	4,797,164	-	(213,710)	(4,572,754)	-	22,221

Net loss for the period ended March 31, 2005	-	-	-	-	-	(3.979)	-	(3,979)

Balance, March 31, 2005	11,520,533	11,521	4,797,164	-	(213,710)	(4,576,733)	-	18,242

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			November 29,
			1987 (Inception of
	Three Month	Three Month	the Development
	Period Ended	Period Ended	Stage) to
	March 31, 2005	March 31, 2004	March 31, 2005
	$	$	$
OPERATING ACTIVITIES
Loss from operations	(3,979)	(9,273)	(4,576,733)
Adjustments to reconcile net loss to net cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development stage company	-	-	420,000
- Loss on rescission of share exchange agreement	-	-	2,297,768
Changes in operating assets and liabilities:
- Increase in accounts payable	1,959	2,542	22,818
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)
- Increase in advances and prepaid expenses	-	-	-

Net cash used in operating activities	(2,020)	(6,731)	(1,054,581)

INVESTING ACTIVITIES
Advances under notes receivable	-	-	(424,087)
Investment in development stage company	-	-	(500,000)
Proceeds from sale of shares in development stage company	-	-	80,000
Advances on share exchange agreement	-	-	(2,297,768)

Net cash (used in) provided by investing activities	-	-	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	-	4,237,461

Net cash provided by financing activities	-	-	4,237,496

(DECREASE) INCREASE IN CASH	(2,020)	(6,731)	41,060

CASH AT BEGINNING OF PERIOD	43,080	77,675	-

CASH AT END OF PERIOD	41,060	70,944	41,060

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

March 31, 2005

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2004.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,576,733. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

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

For the three-month period ended March 31, 2005, the Company recorded a net loss of $3,979.
The Company spent $3,980 in general and administrative expenses as compared to $9,273 for the same three-month period ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash resources of $41,060 against total liabilities of $22,818 for a working capital position of $18,242.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May, 2005.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	/s/ John Caton
John Caton
Principal Executive Officer

BY:	/s/ Linda Mitropoulos
Linda Mitropoulos
Principal Financial Officer