Form 10QSB
period 2005-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2005-08-15
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER:	000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(Exact name of small business issuer as specified in its charter)

UTAH	90-0097142
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
Suite 210-580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2005: 11,520,533

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
	$	$

ASSETS

CURRENT
Cash	28,353	43,080

TOTAL ASSETS	28,353	43,080

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	16,851	20,859

TOTAL LIABILITIES	16,851	20,859

STOCKHOLDERS’ EQUITY

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 11,520,533 shares (December 31, 2004: 11,520,533 shares)	11,521	11,521

ADDITIONAL PAID-IN CAPITAL	4,797,164	4,797,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,583,473)	(4,572,754)

TOTAL STOCKHOLDERS’ EQUITY	11,502	22,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	28,353	43,080

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From Inception of Development Stage on November 29, 1989 Through June 30,
	2005	2004	2005	2004	2005
	$	$	$	$	$

OTHER INCOME	1	-	2	-	201,584

GENERAL AND ADMINISTRATIVE EXPENSES	(6,741)	(7,171)	(10,721)	(16,444)	(1,602,326)

LOSS ON INVESTMENT	-	-	-	-	(854,963)

LOSS ON RESCISSION OF SHARE EXCHANGE AGREEMENT	-	-	-	-	(2,327,768)

NET LOSS	(6,740)	(7,171)	(10,719)	(16,444)	(4,583,473)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE UMBER OF SHARES	11,520,533	11,520,533	11,520,533	11,520,533

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)
(Unaudited)

	Common Stock	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29,1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

Advances in year	-	-	-	(30,000)	-	-	-	(30,000)

Issuance of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	-	-	50,000

Rescission of share exchange agreement	(10,205,500)	(10,205)	10,205	2,327,768	-	-	-	2,327,768

Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,806,541)	-	(2,806,541)

Other comprehensive Income	-	-	-	-	-	-	350,000	350,000

Balance, December 31, 2003	11,520,533	11,521	4,797,164	-	(213,710)	(4,538,989)	-	55,986

Net loss for the year ended December 31, 2004	-	-	-	-	-	(33,765)	-	(33,765)

Balance, December 31, 2004	11,520,533	11,521	4,797,164	-	(213,710)	(4,572,754)	-	22,221

Net loss for the period ended June 30, 2005	-	-	-	-	-	(10,719)	-	(10,719)

Balance, June 30, 2005	11,520,533	11,521	4,797,164	-	(213,710)	(4,583,473)	-	11,502

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Cumulative from November 29, 1989 (Inception of the Development Stage) to
	June 30, 2005	June 30, 2004	June 30, 2005
	$	$	$
OPERATING ACTIVITIES
Loss from operations	(10,719)	(16,444)	(4,583,473)
Adjustments to reconcile net loss to net cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development stage company	-	-	420,000
- Loss on rescission of share exchange agreement	-	-	2,297,768
Changes in operating assets and liabilities:
- Increase (Decrease) in accounts payable	(4,008)	(4,926)	16,851
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)

Net cash used in operating activities	(14,727)	(21,370)	(1,067,288)

INVESTING ACTIVITIES
Advances under notes receivable	-	-	(424,087)
Investment in development stage company	-	-	(500,000)
Proceeds from sale of shares in development
stage company	-	-	80,000
Advances on share exchange agreement	-	-	(2,297,768)
Net cash (used in) provided by investing activities	-	-	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	-	4,237,461

Net cash provided by financing activities	-	-	4,237,496

(DECREASE) INCREASE IN CASH	(14,727)	(21,370)	28,353

CASH AT BEGINNING OF PERIOD	43,080	77,675	-

CASH AT END OF PERIOD	28,353	56,305	28,353

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
June 30, 2005

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,583,473. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Year End

The Company’s fiscal year end is December 31.

(b)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(c)	Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earning per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement. Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
June 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

(d)	Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Public entities that file as small business issuers will be required to apply SFAS No. 123(R) in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchanges on Non-Monetary Assets - an Amendment of APB Opinion No. 29”. The Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29 “Accounting for Non-Monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial reporting periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement was issued. Management believes that adoption of this Statement will have no material impact on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, entitled “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 is not expected to impact the Company’s financial statements.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do no intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report the terms “we”, “us”, “our”, the “Company” and “HALO” means Health Anti-Aging Lifestyle Options, Inc. unless otherwise indicated.

General

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

On March 31, 2003, the Company rescinded its acquisition of Network Lifestyle Radio Corp.

Plan of Operation

The Company continues to explore new business opportunities. We have not identified any new business opportunities and have no agreements related to such opportunities. Our plan of operation is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Operations

For the quarter just ended, much of our resources were directed at locating new business opportunities. To date, we have not identified any new business opportunities and have no agreements related to such opportunities.

For the six-month period ended June 30, 2005, we recorded a net loss of $10,719. We spent $10,721 in general and administrative expenses as compared to $16,444 for the same six-month period ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had cash resources of $28,353 against total liabilities of $16,851 for a working capital position of $11,502.

During the next twelve months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures.

We believe we currently do not have sufficient funds to meet our cash requirements for the next twelve months. We intend to raise the capital required to fund our cash requirements and future business opportunities by issuing debt and/or equity securities, although we have no current arrangements or agreements related to such financings. Management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Exchange act, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation on the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Financial Officer. Based upon that evaluation, our company’s President and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports files under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th July, 2005.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	/s/ John Caton
John Caton
Principal Executive Officer

BY:	/s/ Linda Mitropoulos
Linda Mitropoulos
Principal Financial Officer