Form 10KSB
period 2005-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2006-04-03
CIK 805902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________________ to ________________

Commission File No. 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
 (Name of small business issuer in its charter)

Utah	87-04444506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 210-580 Hornby Street
Vancouver, British Columbia, Canada V6C 3B6
 (Address of principal executive offices)

(604) 687-6991
Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ x ] NO [   ]

State issuer's revenues for its most recent fiscal year. $4

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

January 20, 2006 - There are approximately 15,520,533 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by the non-affiliates on January 20, 2006, computed at the par value of the stock of $0.001 was $15,521 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 20, 2006 - 15,520,533 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Registrant Format Yes [   ] No [ x ]

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

Effective February 28, 2002, the Company acquired 99.65% interest in Network Lifestyle Radio Corp. ("NLR") under a Share Exchange Agreement, and subsequently changed its name to Health Anti-Aging Lifestyle Options, Inc. ("Halo"). At the time of acquisition, NLR was a development stage company in the process of developing its business of providing products and services in the health, wellness and anti-aging industry.

Effective March 31, 2003 Halo completed Compromise and Settlement Agreements to rescind certain Share Exchange Agreements entered into with former shareholders of NLR. The transactions resulting in Halo transferring and delivering directly and indirectly 5,452,500 common shares in NLR to former directors and executive officers of Halo, who were also prior shareholders of NLR; 4,981,500 common shares in NLR to prior shareholders of NLR and 1,180,133 common shares in NLR to NLR's treasury on behalf of 22 former NLR shareholders who did not participate in the rescission. Halo received from the former shareholders of NLR an aggregate of 10,205,500 shares of its Halo common stock, which was cancelled.

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

Item 2.     Description of Property.

The Company currently leases limited office space on a month-to-month basis for $100.00 per month. The address is Suite 210-580 Hornby Street, Vancouver, British Columbia, Canada. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we commence new business operations.

Item 3.     Legal Proceedings.

We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

Item 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.     Market for Common Equity and Related Stockholders Matters.

Market Information

There is no "established trading market" for shares of the Company's common stock. The Company's common stock is quoted over-the-counter on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "HLOI". No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31, 2005, and 2004 is shown below. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

STOCK QUOTATIONS

Quarter ended	High Bid	Low Bid

March 31, 2004	0.09	0.09
June 30, 2004	0.05	0.05
September 30, 2004	0.04	0.04
December 31, 2004	0.04	0.04
March 31, 2005	0.04	0.05
June 30, 2005	0.03	0.03
September 30, 2005	0.03	0.03
December 31, 2005	0.05	0.03

Holders

As at January 20, 2006 the Company had 216 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company's ability to pay dividends in its common stock.

Recent Sales of Unregistered Securities

Set forth below is information related to the securities sold by the Company during the last three fiscal years ended December 31, 2005, without registration under the Securities Act of 1933, as amended.

Name	Date Acquired	Number of Shares	Aggregate Consideration

11 shareholders	11/26/2003	5,000,000	$50,000 (1)
9 shareholders	10/31/2005	4,000,000	$40,000 (1)

(1) All of these shares were issued in reliance upon exemptions from registration available under Sections 4(2) and 4(6) of the Securities Act of 1934 as amended, and Rule 506 of Regulation D or Regulation S of the Securities and Exchange Commission and from various state exemptions.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None; not applicable.

Section 15(g) of the Exchange Act

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in the understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/deal compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules, the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association for information on the disciplinary history of broker/dealers and their associates persons.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 11 of this Report.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

This Management's Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company's management. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-KSB.

Results of Operations

Twelve Months ended December 31, 2005 and 2004

For the fiscal years of 2005 and 2004 much of the Company's resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

During fiscal 2005, the Company spent $22,329 in general and administrative expenses as compared to $33,770 for fiscal 2004.

Liquidity and Capital Resources

At December 31, 2005, the Company had total assets of $61,581, comprised solely of cash. Our liabilities were $21,685, resulting in a positive working capital of $39,896. At December 31, 2004, the Company had total assets of $43,080 in cash.

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

Plan of Operation

The Company intends to continue to explore new business opportunities. We have not identified any new business opportunities and have no agreements related to such opportunities. Our plan of operation for the next twelve months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

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

Item 7.     Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Health Anti-Aging Lifestyle Options, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Health Anti-Aging Lifestyle Options, Inc. (a development stage company) as at December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended and cumulative from inception of the development stage on November 29, 1989 through to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and cumulative from inception of the development stage on November 29, 1989 through to December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has had continuing losses from its inception. It will likely require new financing, either through issuing debt or equity, until self-sufficient business operations have been established. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"VELLMER & CHANG"
March 24, 2006	Chartered Accountants

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

December 31,	December 31,
As at	2005	2004
$	$
ASSETS
CURRENT

Cash	61,581	43,080

TOTAL ASSETS	61,581	43,080

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	21,685	20,859

TOTAL LIABILITIES	21,685	20,859

STOCKHOLDERS' EQUITY

COMMON STOCK (NOTE 3)
Authorized:
200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2004: 11,520,533 shares)	15,521	11,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,797,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,595,079)	(4,572,754)

TOTAL STOCKHOLDERS' EQUITY	39,896	22,221

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	61,581	43,080
NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2005
	$	$	$

OTHER INCOME	4	5	201,586

GENERAL AND ADMINISTRATIVE EXPENSES (SCHEDULE)	(22,329)	(33,770)	(1,613,934)

LOSS ON SALE OF INVESTMENT	-	-	(854,963)

LOSS ON RESCISSION OF SHARE EXCHANGE AGREEMENT	-	-	(2,327,768)

NET LOSS	(22,325)	(33,765)	(4,595,079)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,123,273	11,520,553

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated Prior to November 29, 1989	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$
Balance, October 24, 1986	-	-	-	-	-	-

Issue of common stock to officers and directors at $20.00 per share	250	-	5,000	-	-	5,000

Net loss for the period ended December 31, 1986	-	-	-	-	-	-

Balance, December 31, 1986	250	-	5,000	-	-	5,000

Issue of common stock to Public at $1,000.00 per share	150	-	150,000	-	-	150,000

Less stock offering cost	-	-	19,880	-	-	(19,880)

Issue of common stock in exchange for subsidiary at $7.354 per share	68	-	500	-	-	500

Issue of common stock for services rendered at approximately $20.00 per share	126	-	2,527	-	-	2,527

Issue of common stock by private placement at $50.00 per share	1,512	2	75,561	-	-	75,563

Net loss for the year ended December 31, 1987	-	-	-	(176,716)	-	(176,716)

Balance, December 31, 1987	2,106	2	213,708	(176,716)	-	36,994

Net loss for the year ended December 31, 1988	-	-	-	(36,504)	-	(36,504)

Balance, December 31, 1988	2,106	2	213,708	(213,220)	-	490

Net loss for the year ended December 31, 1989	-	-	-	(490)	-	(490)

Balance, December 31, 1989	2,106	2	213,708	(213,710)	-	-

Contribution of capital	-	-	35	-	-	35

Net loss for the year ended December 31, 1990	-	-	-	-	(727)	(727)

Balance, December 31, 1990	2,106	2	213,743	(213,710)	(727)	(692)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated Prior to November 29, 1989	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$
Balance, December 31, 1990 (carried forward)	2,106	2	213,743	(213,710)	(727)	(692)

Net loss for the year ended December 31, 1991	-	-	-	-	(224)	(224)

Balance, December 31, 1991	2,106	2	213,743	(213,710)	(951)	(916)

Net loss for the year ended December 31, 1992	-	-	-	-	(236)	(236)

Balance, December 31, 1992	2,106	2	213,743	(213,710)	(1,187)	(1,152)

Net loss for the year ended December 31, 1993	-	-	-	-	(235)	(235)

Balance, December 31, 1993	2,106	2	213,743	(213,710)	(1,422)	(1,387)

Issue of common stock for cash and services at approximately $1.70 per share	3,534	4	5,996	-	-	6,000

Net loss for the year ended December 31, 1994	-	-	-	-	(9,162)	(9,162)

Balance, December 31, 1994	5,640	6	219,739	(213,710)	(10,584)	(4,549)

Issue of common stock for cash at $20.00 per share	500	1	9,999	-	-	10,000

Forgiveness of debt	-	-	4,759	-	-	4,759

Net loss for the year ended December 31, 1995	-	-	-	-	(6,019)	(6,019)

Balance, December 31, 1995	6,140	7	234,497	(213,710)	(16,603)	4,191

Issue of common stock for cash at $0.20 per share	90,000	90	17,910	-	-	18,000

Issue of common stock for cash at an average of $0.04 per share	4,615,400	4,615	148,846	-	-	153,461

Stock issue adjustment	3	-	-	-	-	-

Net loss for the year ended December 31, 1996	-	-	-	-	(25,839)	(25,839)

Balance, December 31, 1996	4,711,543	4,712	401,253	(213,710)	(42,442)	149,813

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

	Common Shares	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29, 1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$	$	$
Balance, December 31, 1996 (carried forward)	4,711,543	4,712	401,253	-	(213,710)	(42,442)	-	149,813

Net loss for the year ended December 31, 1997	-	-	-	-	-	(188,917)	-	(188,917)

Balance, December 31, 1997	4,711,543	4,712	401,253	-	(213,710)	(231,359)	-	(39,104)

Net loss for the year ended December 31, 1998	-	-	-	-	-	(226,743)	-	(226,743)

Balance, December 31, 1998	4,711,543	4,712	401,253	-	(213,710)	(458,102)	-	(265,847)

Net loss for the year ended December 31, 1999	-	-	-	-	-	(420,608)	-	(420,608)

Balance, December 31, 1999	4,711,543	4,712	401,253	-	(213,710)	(878,710)	-	(686,455)

Issue of common stock to public at $16.00 per share	250,000	250	3,999,750	-	-	-	-	4,000,000

Net loss for the year ended December 31, 2000	-	-	-	-	-	(192,540)	-	(192,540)

Balance, December 31, 2000	4,961,543	4,962	4,401,003	-	(213,710)	(1,071,250)	-	3,121,005

Fractional share adjustment	357	-	-	-	-	-	-	-

Advances in year	-	-	-	(500,000)	-	-	-	(500,000)

Net loss for the year ended December 31, 2001	-	-	-	-	-	(137,987)		(137,987)

Balance, December 31, 2001	4,961,900	4,962	4,401,003	(500, 000)	(213,710)	(1,209,237)	-	2,483,018

Issue of common stock under share exchange agreement	11,614,133	11,614	(11,614)	-	-	-	-	-

Technology agreement at $1.00 per share	150,000	150	149,850	-	-	-	-	150,000

Stock options granted to non-employees	-	-	202,720	-	-	-	-	202,720

Advances in year	-	-	-	(1,797,768)	-	-	-	(1,797,768)

Net loss for the year ended December 31, 2002	-	-	-	-	-	(523,211)	-	(523,211)

Other comprehensive loss	-	-	-	-	-	-	(350,000)	(350,000)

Balance, December 31, 2002	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

	Common Shares	Stock Amount	Additional Paid-in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Prior to November 29, 1989	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	16,726,033	16,726	4,741,959	(2,297,768)	(213,710)	(1,732,448)	(350,000)	164,759

Advances in year	-	-	-	(30,000)	-	-	-	(30,000)

Issue of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	-	-	50,000

Rescission of share exchange agreement	(10,205,500)	(10,205)	10,205	2,327,768	-	-	-	2,327,768

Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,806,541)	-	(2,806,541)

Other comprehensive income	-	-	-	-	-	-	350,000	350,000

Balance, December 31, 2003	11,520,533	11,521	4,797,164	-	(213,710)	(4,538,989)	-	55,986

Net loss for the year ended December 31, 2004	-	-	-	-	-	(33,765)	-	(33,765)

Balance, December 31, 2004	11,520,533	11,521	4,797,164	-	(213,710)	(4,572,754)	-	22221

Issue of common stock at a price of $0.01 per share pursuant to the exercise of warrants	4,000,000	4,000	36,000	-	-	-	-	40,000

Net loss for the year ended December 31, 2005	-	-	-	-	-	(22,325)	-	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	-	(213,710)	(4,595,079)	-	39,896

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2005
		$	$	$
OPERATING ACTIVITIES
Net Loss		(22,325)	(33,765)	(4,595,079)
Adjustments to reconcile net loss to net cash used in operating activities:
-	Forgiveness of debt	-	-	4,759
-	Amortization of discount on note receivable	-	-	(20,212)
-	Stock issued for services	-	-	352,720
-	Loss on sale of investment in development stage company	-	-	420,000
-	Loss on rescission of share exchange agreement	-	-	2,297,768
Changes in operating assets and liabilities:
-	(Decrease) increase in accounts payable	826	(830)	21,685
-	Increase in allowance for loss on notes receivable	-	-	502,321
-	Increase in accrued interest on notes receivable	-	-	(58,022)

Net cash used in operating activities		(21,499)	(34,595)	(1,074,060)

INVESTING ACTIVITIES
Advances under notes receivable		-	-	(424,087)
Investment in development stage company		-	-	(500,000)
Proceeds from sale of shares in
	development stage company	-	-	80,000
Advances on share exchange agreement		-	-	(2,297,768)
Net cash provided by (used in) investing activities		-	-	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital		-	-	35
Issuance of common stock		40,000	-	4,277,461

Net cash provided by financing activities		40,000	-	4,277,496

INCREASE (DECREASE) IN CASH		18,501	(34,595)	61,581

CASH, BEGINNING OF PERIOD		43,080	77,675	-

CASH, END OF PERIOD		61,581	43,080	61,581

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative from Inception of Development Stage on November 29, 1989 through December 31, 2005
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	331	205	42,110
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-	352,720

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Effective February 28, 2002, the Company acquired 99.65% interest in Network Lifestyle Radio Corp. ("NLR") under a Share Exchange Agreement, and subsequently changed its name to Health Anti-Aging Lifestyle Options, Inc. ("Halo"). At the time of acquisition, NLR was a development stage company, in the process of developing its business of providing products and services in the health, wellness and anti-aging industry. Effective March 31, 2003 Halo rescinded the acquisition of its 99.65% interest in NLR by entering into Compromise and Settlement Agreements. The Rescission has been accounted for as a reversal of this business combination. Subsequent to the Rescission, Halo has changed its operational focus to searching for, identifying and entering into an investment, either through funding or acquisition, in a new business operation.

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,595,079. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of common shares. The Company's financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of common shares. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2005 and 2004, the Company has cash and cash equivalents in the amount of $ nil which are over the federally insured limit.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the years ended December 31, 2005 and 2004 the Company did not incur any advertising costs.

Stock-based compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2005 and 2004 and for the years then ended the Company has not issued any stock options or similar equity instruments.

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

For the period ended December 31, 2005 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Loss per share

Basic loss per common share has been calculated based on Halo's weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Financial instruments and financial risk

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values.

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 3 - COMMON STOCK

On November 7, 2005 the Company issued 4,000,000 common shares pursuant to the exercise of 4,000,000 warrants at a price of $0.01 per common share for total proceeds of $40,000.

Stock purchase warrants

The changes in stock purchase warrants were as follows:

	2005		2004
	Number	Weighted average exercise price per share	Number	Weighted average exercise price per share
		$		$
Balance, beginning of year	5,000,000	0.01	5,000,000	0.01

Granted	-	-	-	-
Exercised	(4,000,000)	(0.01)	-	-
Expired / cancelled	(1,000,000)	(0.01)	-	-

Balance, end of year	-	-	5,000,000	0.01

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 4 - INCOME TAXES

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	December 31, 2005	December 31, 2004
	$	$
Net operating loss carry forwards (expiring in 2006 to 2026)	3,690,000	3,564,000

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets	1,439,100	1,365,000

Less: Valuation allowance	(1,439,100)	(1,365,000)

Net deferred tax assets	-	-

NOTE 5 - COMPARATIVE FIGURES

Certain of the amounts for the 2004-year have been reclassified to conform to the presentation adopted for the current year.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31,	2005	2004
	$	$

Administration, office and rent	10,027	17,537
Audit fees	7,062	10,165
Foreign exchange	(19)	90
Interest expense and bank charges	331	205
Legal fees	2,362	3,695
Filing fees	2,566	2,078

	(22,329)	(33,770)

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the last two fiscal years ended December 31, 2005 and 2004, included in this report have been audited by Vellmer & Chang, Chartered Accountants, 505 B 815 Hornby Street, Vancouver, British Columbia, Canada V6Z 2E6, as set forth in their report included herein.

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

Item 8B.     Other Information.

None

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
Name	Age	Title
John Caton	54	Chief Executive Officer, President, Director
Linda Mitropoulos	38	Chief Financial Officer, Secretary, Treasurer, Director

Background of Officers and Directors

Mr. John Caton, age 54 - John Caton has served as a Director since March 31, 2003. He assumed the role of Chief Executive Officer and President on May 22, 2003. He has been the General Manager of Clayoquot Wilderness Resorts since 1998. In his capacity as General Manager, Mr. Caton has been responsible for the functioning and maintenance of an exclusive, first-class resort and spa, located in Tofino, B.C.

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

Ms. Linda Mitropoulos, age 38 - Ms. Linda Mitropoulos has been a Director and Corporate Secretary of the Company since March 31, 2003. She graduated from McMaster University with an Honours BA in Political Science and International Relations in 1993. Ms. Mitropoulos is a licensed Investment Advisor, having completed the Canadian Securities Course in 2000, and holds a Certificate from the Faculty of Business at Simon Fraser University for the Organization and Management of Public Companies completed in 1994. Ms. Mitropoulos has 11 years of experience in the securities industry and has been involved with several public companies in the capacity of securities paralegal and investor relations representative.

Involvement in Certain Legal Proceedings

To the best of the issuer's knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

-   has any bankruptcy petition filed by or against any business of which the director, executive officer, promoter or control person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

-   was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-   was the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

-   were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

-   were found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and persons who beneficially owned more than ten percent of the Company's common stock to file reports of ownership and changes in ownership of common stock. To the best of the Company's knowledge, all such reports as required, were filed on a timely basis in compliance with Section 16(a).

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

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees. The Company's Code of Ethics is incorporated by reference.

Family Relationships

There are no family relationships amongst or between the directors and executive officers.

Item 10.     Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officers") for the three fiscal years ended December 31, 2005, 2004 and 2003. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation			(i)
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Pay outs ($)	All Other Compensation ($)
John Caton, CEO, President, Director	12/31/05 12/31/04	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Linda Mitropoulos, CFO, Secretary- Treasurer, Director	12/31/05 12/31/04	0 0	0 0	0 0	0 0	0 0	0 0	0 0

There are no employment agreements with any of our officers and none are being contemplated.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named directors and executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our directors and officers.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers, or any directors or employees during the current fiscal year. No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company's financial performance, stock price or any other measure.

Compensation of Directors

There are no standard arrangements pursuant to which the Company's directors are compensated for services provided as directors. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2004.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company's common stock, and our directors and executive officers as a group, as of January 20, 2006, with the computation being based upon 15,520,533 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.
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

Securities Authorized for Issuance Under Compensatory Plans

2000 Stock Incentive Plan
The Company adopted a 2000 Stock Incentive Plan (the "Plan"), approved by the shareholders of the Company on February 1, 2000, to be administrated by the Board of Directors or a Committee of the Board of Directors (the "Plan Administrator"). The purpose of the Plan is to provide incentive stock options as a means to attract and retain key corporate personnel and consultants. The shares to be offered under the Plan consist of authorized but un-issued common shares of the Company. The aggregate number of shares subject to options under the Plan at any one time shall not exceed 212,500 shares. The exercise price of the options when granted is set by the Plan Administrator but in any event shall not be less than 75% of the fair market value of the shares on the date the option is granted. The term of the options granted may not extend beyond 10 years, and the options are subject to earlier cancellation on termination of employment. The vesting and exercise schedule for stock options granted is to be determined on an individual basis by the Plan Administrator. The Plan was adopted in the 2000 fiscal year and the initial incentive options granted June 5, 2000. There are currently no options granted under this plan.

2002 Stock Option Plan
The Directors adopted the 2002 Stock Option Plan (the "2002 Plan"), approved by the share holders of the Company on May 21, 2002, to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as a means to attract and retain key employees and consultants. The shares to be offered under the 2002 Plan consist of previously un-issued common shares, and are not to exceed 2,500,000 shares in total. The exercise price to be set on granting of the options shall not be less than 85% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company). The vesting and exercise schedule may be determined on an individual basis by the Plan Administrator. There are currently no options granted under this plan.

There are currently no options outstanding under either Stock Option Plans.

Item 12.     Certain Relationships and Related Transactions.

Certain Business Relationships

On February 14, 2003, the Company entered into the Compromise Agreement to rescind certain Share Exchange Agreements with Michael Woodman, Dean Mailey, Kathryn Williams and Stephen Greer.Effective March 31, 2003, the Compromise and Settlement Agreements were completed and 5,452,500 of the Company's shares owned by the above officers and directors were transferred and delivered to the Company and cancelled.

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

Item 13.     Exhibits.

(a)     The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 B Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 B Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 B Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 B Chief Financial Officer

Exhibits Incorporated by Reference

Annual Report on Form 10-KSB for the calendar year ended December 31, 2004, filed on March 30, 2005
Code of Ethics filed as an Exhibit on Form 10-KSB filed on March 30, 2005

(b)     Reports on Form 8-K
          None

Item 14.     Principal Accountant Fees and Services.

The following table sets forth fees for services Vellmer & Chang, Chartered Accountants provided during fiscal years 2005 and 2004:

	2005	2004
Audit Fees (1)	$6,527	$7,169
Audit-related fees (2)		0
Tax fees (3)	$535	$642
All other fees (4)		0

Total	$7,062	$7,811

(1)     Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)     During fiscal 2005 and 2004, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)     Represents fees for services and advice provided in connection with the preparation of the Company's federal and state tax returns.

(4)     During fiscal 2005 and 2004, the Company did not incur any other fees related to the Company's financial statements and other services provided.

The Company's Board of Directors has determined that the provision of non-audit services by Vellmer & Chang, Chartered Accountants, is compatible with maintaining Vellmer & Chang's independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Registrant)

JOHN CATON	Date: March 30, 2006
John Caton
Chief Executive Officer and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

JOHN CATON	Date: March 30, 2006
John Caton
Chief Executive Officer, Principal Executive Officer and Director

LINDA MITROPOULOS	Date: March 30, 2006
Linda Mitropoulos
Chief Financial Officer, Principal Financial Officer and Director