Form 10QSB
period 2006-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2006-05-15
CIK 805902

=================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ]     No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 8, 2006:       15,520,533

The Company is a Shell company:         Yes [ X ]       No [   ]

=======================================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
As at	(Unaudited)	(Audited)
	$	$

ASSETS

Current Cash	58,406	61,581
TOTAL ASSETS	58,406	61,581

LIABILITIES

Current Accounts payable and accrued liabilities	21,934	21,685
TOTAL LIABILITIES	21,934	21,685

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 200,000,000 shares, $0.001 par value Issued and outstanding: 15,520,533 shares (December 31, 2005: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,598,503)	(4,595,079)
TOTAL STOCKHOLDERS' EQUITY	36,472	39,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	58,406	61,581

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			November 29,
	Three Month	Three Month	1989 (Inception of the
	Period Ended	Period Ended	Development Stage
	March 31, 2006	March 31, 2005	to March 31, 2006
	$	$	$

OTHER INCOME	1	1	201,587
GENERAL AND ADMINISTRATIVE EXPENSES	(3,425)	(3,980)	(1,617,359)

LOSS ON INVESTMENT	-	-	(854,963)

LOSS ON RESCISSION OF
SHARE EXCHANGE AGREEMENT	-	-	(2,327,768)

NET LOSS	(3,424)	(3,979)	(4,598,503)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,520,533	11,520,533

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to	During	Stockholders'
	Common	Stock	Paid-in	November 29,	Development	Equity
	Stock	Amount	Capital	1989	Stage	(Deficiency)
		$	$	$	$	$

Balance, December 31, 2003	11,520,533	11,521	4,797,164	(213,710)	(4,538,989)	55,986

Net loss for the year ended December 31, 2004	-	-	-	-	(33,765)	(33,765)
Balance, December 31, 2004	11,520,533	11,521	4,797,164	(213,710)	(4,572,754)	22,221

Issue of common stock on November 7, 2005 at a price of $0.01 per share pursuant to the exercise of warrants	4,000,000	4,000	36,000	-	-	40,000

Net loss for the year ended December 31, 2005	-	-	-	-	(22,325)	(22,325)
Balance, December 31, 2005	15,520,533	15,521	4,833,164	(213,710)	(4,595,079)	39,896
Net loss for the period ended March 31, 2006	-	-	-	-	(3,424)	(3,424)
Balance, March 31, 2006	15,520,533	15,521	4,833,164	(213,710)	(4,598,503)	36,472

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			November 29,
	Three Month	Three Month	1989 (Inception of the
	Period Ended	Period Ended	Development Stage
	March 31, 2006	March 31, 2005	to March 31, 2006
	$	$	$
OPERATING ACTIVITIES
Loss from operations	(3,424)	(3,979)	(4,598,503)
Adjustments to reconcile net loss to net cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development stage company	-	-	420,000
- Loss on rescission of share exchange Agreement	-	-	2,297,768
Changes in operating assets and liabilities:
- Increase in accounts payable	249	1,959	21,934
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)
- Increase in advances and prepaid expenses	-	-	-

Net cash used in operating activities	(3,175)	(2,020)	(1,077,235)

INVESTING ACTIVITIES
Advances under notes receivable	-	-	(424,087)
Investment in development stage company	-	-	(500,000)
Proceeds from sale of shares in development
stage company	-	-	80,000
Advances on share exchange agreement	-	-	(2,297,768)
Net cash (used in) provided by investing activities	-	-	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	-	4,277,461

Net cash provided by financing activities	-	-	4,277,496

(DECREASE) INCREASE IN CASH	(3,175)	(2,020)	58,406

CASH AT BEGINNING OF PERIOD	61,581	43,080	-

CASH AT END OF PERIOD	58,406	41,060	58,406

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

Cumulative from
November 29,
	Three Month	Three Month	1989 (Inception of the
	Period Ended	Period Ended	Development Stage
	March 31, 2006	March 31, 2005	to March 31, 2006
	$	$	$

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	82	76	42,192
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	-	-	352,720

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2006

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2005.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,598,503. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company's financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2006 and December 31, 2005, the Company has cash and cash equivalents in the amount of $ nil which are over the federally insured limit.

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the period ended March 31, 2006 and 2005 the Company did not incur any advertising costs.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at March 31, 2006 and December 31, 2005 the Company has not issued any stock options or similar equity instruments.

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

For the periods ended March 31, 2006 and 2005 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (Continued)

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

The FASB has also issued SFAS No. 151, 152, 155 and SFAS No. 156, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

NOTE 3 - COMMON STOCK

On November 7, 2005 the Company issued 4,000,000 common shares pursuant to the exercise of 4,000,000 warrants at a price of $0.01 per common share for total proceeds of $40,000.

As at March 31, 2006 there are no shares subject to warrants, agreements or options.

Stock purchase warrants

The changes in stock purchase warrants were as follows:

	March 31,
	2005		2004
	Number	Weighted average exercise price per share	Number	Weighted average exercise price per share
		$		$
Balance, December 31, 2005	5,000,000	0.01	5,000,000	0.01

Granted	-	-	-	-
Exercised	(4,000,000)	(0.01)	-	-
Expired / cancelled	(1,000,000)	(0.01)	-	-

Balance, March 31, 2006	-	-	5,000,000	0.01

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2006

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	March 31, 2006	December 31, 2005
	$	$
Net operating loss carry forwards (expiring in 2006 to 2026)	3,693,425	3,690,000

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets	1,440,436	1,439,100

Less: Valuation allowance	(1,440,436)	(1,439,100)

Net deferred tax assets	-	-

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

For the three-month period ended March 31, 2006, we recorded a net loss of $3,424. We spent $3,425 in general and administrative expenses as compared to $3,979 for the same three-month period ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had cash resources of $58,406 against total liabilities of $21,934 for a working capital position of $36,472.

On November 7, 2005, the holders of 4,000,000 share purchase warrants that were issued pursuant to the private placement that closed in November 2003, elected to exercise their warrants for gross proceeds to the Company of $40,000. The Company issued 4,000,000 common shares for the exercise of the warrants, resulting in a total of 15,520,533 common shares being issued and outstanding.

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

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange act, as of the end of the period covered by this quarterly report, being March 31, 2006, we have carried out an evaluation on the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any significant deficiencies or material weakness of internal controls that would require corrective action.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2006.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BY:	JOHN CATON
John Caton
Principal Executive Officer

BY:	LINDA MITROPOULOS
Linda Mitropoulos
Principal Financial Officer