Form 10QSB
period 2006-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2006-08-14
CIK 805902

========================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 1, 2006: 15,520,533

The Company is a Shell company:       Yes [ X ]     No [   ]

============================================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
As at	(Unaudited)	(Audited)
	$	$

ASSETS

Current Cash	49,678	61,581
TOTAL ASSETS	49,678	61,581

LIABILITIES

Current Accounts payable and accrued liabilities	16,927	21,685
TOTAL LIABILITIES	16,927	21,685

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 200,000,000 shares, $0.001 par value Issued and outstanding: 15,520,533 shares (December 31, 2005: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(4,602,224)	(4,595,079)
TOTAL STOCKHOLDERS' EQUITY	32,751	39,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	49,678	61,581

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					November 29,
	Three Month Period Ended June 30		Six Month Period Ended June 30		1989 (Inception of the Development
					Stage) to
	2006	2005	2006	2005	June 30, 2006
	$	$	$	$	$

OTHER INCOME	1	1	2	2	201,588

GENERAL AND ADMINISTRATIVE EXPENSES	(3,722)	(6,741)	(7,147)	(10,721)	(1,621,081)

LOSS ON INVESTMENT	-	-	-	-	(854,963)

LOSS ON RESCISSION OF
SHARE EXCHANGE AGREEMENT	-	-	-	-	(2,327,768)

NET LOSS	(3,721)	(6,740)	(7,145)	(10,719)	(4,602,224)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,520,533	11,520,533	15,520,533	11,520,533

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to	During	Stockholders'
	Common	Stock	Paid-in	November 29,	Development	Equity
	Stock	Amount	Capital	1989	Stage	(Deficiency)
	#	$	$	$	$	$

Balance, December 31, 2003	11,520,533	11,521	4,797,164	(213,710)	(4,538,989)	55,986

Net loss for the year ended December 31, 2004	-	-	-	-	(33,765)	(33,765)
Balance, December 31, 2004	11,520,533	11,521	4,797,164	(213,710)	(4,572,754)	22,221
Issue of common stock on November 7, 2005 at a price of $0.01 per share pursuant to the exercise of warrants	4,000,000	4,000	36,000	-	-	40,000
Net loss for the year ended December 31, 2005	-	-	-	-	(22,325)	(22,325)
Balance, December 31, 2005	15,520,533	15,521	4,833,164	(213,710)	(4,595,079)	39,896
Net loss for the period ended June 30, 2006	-	-	-	-	(7,145)	(7,145)
Balance, June 30, 2006	15,520,533	15,521	4,833,164	(213,710)	(4,602,224)	32,751

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			November 29,
	Six Month	Six Month	1989 (Inception of the
	Period Ended	Period Ended	Development Stage)
	June 30, 2006	June 30, 2005	to June 30, 2006
	$	$	$
OPERATING ACTIVITIES
Loss from operations	(7,145)	(10,719)	(4,602,224)
Adjustments to reconcile net loss to net Cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development stage company	-	-	420,000
- Loss on rescission of share exchange agreement	-	-	2,297,768
Changes in operating assets and liabilities:
- Increase (decrease) in accounts payable	(4,758)	(4,008)	16,927
- Increase in allowance for loss on notes receivable	-	-	502,321
- Increase in accrued interest on notes receivable	-	-	(58,022)

Net cash used in operating activities	(11,903)	(14,727)	(1,085,963)

INVESTING ACTIVITIES
Advances under notes receivable	-	-	(424,087)
Investment in development stage company	-	-	(500,000)
Proceeds from sale of shares in development
stage company	-	-	80,000
Advances on share exchange agreement	-	-	(2,297,768)
Net cash used in investing activities	-	-	(3,141,855)

FINANCING ACTIVITIES
Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	-	4,277,461

Net cash provided by financing activities	-	-	4,277,496

(DECREASE) INCREASE IN CASH	(11,903)	(14,727)	49,678

CASH AT BEGINNING OF PERIOD	61,581	43,080	-

CASH AT END OF PERIOD	49,678	28,353	49,678

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

Cumulative from
November 29,
	Six Month	Six Month	1989 (Inception of the
	Period Ended	Period Ended	Development Stage)
	June 30, 2006	June 30, 2005	to June 30, 2006
	$	$	$

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	121	112	42,231
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	-	-	352,720

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2006

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,602,224. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company's financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company's financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2006 and December 31, 2005, the Company has cash and cash equivalents in the amount of $ nil which are over the federally insured limit. As at June 30, 2006 and December 31, 2005 the Company has $ nil in cash equivalents.

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the periods ended June 30, 2006 and 2005 the Company did not incur any advertising costs.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at June 30, 2006 and December 31, 2005 the Company has not issued any stock options or similar equity instruments.

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

For the periods ended June 30, 2006 and 2005 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Financial instruments and financial risk

The Company's financial instruments consist of accounts payable and accrued liabilities.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2006

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

Recent accounting pronouncements

The FASB has recently issued SFAS No. 155 and SFAS No. 156, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

NOTE 3 - COMMON STOCK

On November 7, 2005 the Company issued 4,000,000 common shares pursuant to the exercise of 4,000,000 warrants at a price of $0.01 per common share for total proceeds of $40,000.

As at June 30, 2006 and December 31, 2005 there are no shares subject to warrants, agreements or options.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2006

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	June 30, 2006	December 31, 2005
	$	$
Net operating loss carry forwards (expiring in 2007 to 2027)	3,697,145	3,690,000

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets	1,441,887	1,439,100

Less: Valuation allowance	(1,441,887)	(1,439,100)

Net deferred tax assets	-	-

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

Halo is a development stage company and our plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

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

For the six-month period ended June 30, 2006, we recorded a net loss of $7,145. We spent $7,147 in general and administrative expenses as compared to $10,721 for the same six-month period ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had cash resources of $49,678 against total liabilities of $16,927 for a working capital position of $32,751.

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

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange act, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation on the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any significant deficiencies or material weakness of internal controls that would require corrective action.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

On June 1, 2006, Linda Mitropoulos resigned as the Chief Financial Officer, Secretary-Treasurer and Director of the Company. Mr. John Caton, already being a member of the board assumed the positions of Chief Financial Officer and Secretary-Treasurer to fill the vacancy from Ms. Mitropoulos' resignation. At that time, Mr. Caton resigned from his position as President.

On June 1, 2006 the Company received a consent to act from Peter Hogendoorn. Effective June 1, he was appointed Director, President and Chief Executive Officer of the Company.

Subsequent to the end of the period, Mr. John Caton resigned as the Chief Financial Officer, Secretary-Treasurer and Director of the Company. His resignation was effective August 3, 2006.

On August 3, 2006 Bruce Schmidt was appointed to act as Director, Chief Financial Officer, Secretary-Treasurer and Principal Accounting Officer of the Company.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2006.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BY:	PETER HOGENDOORN
Peter Hogendoorn
Principal Executive Officer

BY:	BRUCE SCHMIDT
Bruce Schmidt
Principal Financial Officer