Form 10QSB
period 2006-09-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2006-11-09
CIK 805902

=============================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED	September 30, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER:	000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(Exact name of small business issuer as specified in its charter)

UTAH	90-0097142
(State of other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

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
Yes [ x ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2006: 15,520,533

The Company is a Shell company:  Yes [ X ]  No [   ]

==========================================================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
As at	(Unaudited)	(Audited)
	$	$

ASSETS

CURRENT
Cash	46,800	61,581
TOTAL ASSETS	46,800	61,581

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	17,175	21,685
TOTAL LIABILITIES	17,175	21,685

STOCKHOLDERS’ EQUITY

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2005: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT ACCUMULATED PRIOR TO NOVEMBER 29, 1989	(213,710)	(213,710)

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE	(4,605,350)	(4,595,079)

TOTAL STOCKHOLDERS’ EQUITY	29,625	39,896

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	46,800	61,581

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
					November 29,
	Three Month		Nine Month		1989 (Inception of
	Period Ended		Period Ended		the Development
	September 30,		September 30,		Stage) to
					September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

OTHER INCOME	1	1	3	3	201,589

GENERAL AND ADMINISTRATIVE
EXPENSES	(3,126)	(3,207)	(10,274)	(13,928)	(1,624,208)

LOSS ON INVESTMENT	-	-	-	-	(854,963)

LOSS ON RESCISSION OF
SHARE EXCHANGE AGREEMENT	-	-	-	-	(2,327,768)

NET LOSS	(3,125)	(3,206)	(10,271)	(13,925)	(4,605,350)

LOSS PER SHARE
Basic	(0.00)	(0.00)	(0.00)	(0.00)
Diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic	15,520,533	11,520,533	15,520,533	11,520,533
Diluted	15,520,533	14,944,797	15,520,533	15,061,659

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to	During	Stockholders’
	Common	Stock	Paid-in	November 29,	Development	Equity
	Stock	Amount	Capital	1989	Stage	(Deficiency)
	#	$	$	$	$	$

Balance, December 31, 2003	11,520,533	11,521	4,797,164	(213,710)	(4,538,989)	55,986

Net loss for the year ended
December 31, 2004	-	-	-	-	(33,765)	(33,765)
Balance, December 31, 2004	11,520,533	11,521	4,797,164	(213,710)	(4,572,754)	22,221
Issue of common stock on
November 7, 2005 at a price
of $0.01 per share pursuant to
the exercise of warrants	4,000,000	4,000	36,000	-	-	40,000
Net loss for the year ended
December 31, 2005	-	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(213,710)	(4,595,079)	39,896

Net loss for the period ended
September 30, 2006	-	-	-	-	(10,271)	(10,271)

Balance, September 30, 2006	15,520,533	15,521	4,833,164	(213,710)	(4,605,350)	29,625

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			November 29,
	Nine Month	Nine Month	1989 (Inception of the
	Period Ended	Period Ended	Development Stage)
	September	September	to September 30,
	30, 2006	30, 2005	2006
	$	$	$
OPERATING ACTIVITIES

Loss from operations	(10,271)	(13,925)	(4,605,350)
Adjustments to reconcile net loss to net
cash used in operating activities:
- Forgiveness of debt	-	-	4,759
- Amortization of discount on note receivable	-	-	(20,212)
- Stock issued for services	-	-	352,720
- Loss on sale of investment in development
stage company	-	-	420,000
- Loss on rescission of share exchange
agreement	-	-	2,297,768
Changes in operating assets and liabilities:
- Increase (decrease) in accounts payable	(4,510)	(4,093)	17,175
- Increase in allowance for loss on
notes receivable	-	-	502,321
- Increase in accrued interest on
notes receivable	-	-	(58,022)

Net cash used in operating activities	(14,781)	(18,018)	(1,088,841)

INVESTING ACTIVITIES
Advances under notes receivable	-	-	(424,087)
Investment in development stage company	-	-	(500,000)
Proceeds from sale of shares in development
stage company	-	-	80,000
Advances on share exchange agreement	-	-	(2,297,768)

Net cash used in investing activities	-	-	(3,141,855)

FINANCING ACTIVITIES

Cash contributed to additional paid-in capital	-	-	35
Issuance of common stock	-	-	4,277,461

Net cash provided by financing activities	-	-	4,277,496

(DECREASE) INCREASE IN CASH	(14,781)	(18,018)	46,800

CASH AT BEGINNING OF PERIOD	61,581	43,080	-

CASH AT END OF PERIOD	46,800	25,062	46,800

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			November 29,
	Nine Month	Nine Month	1989 (Inception of the
	Period Ended	Period Ended	Development Stage)
	September 30,	September 30,	to September 30,
	2006	2005	2006
	$	$	$

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	158	151	42,268
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-	352,720

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2006

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,604,272. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2006 and December 31, 2005, the Company has cash and cash equivalents in the amount of $ nil which are over the federally insured limit. As at September 30, 2006 and December 31, 2005 the Company has $ nil in cash equivalents.

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the periods ended September 30, 2006 and 2005 the Company did not incur any advertising costs.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at September 30, 2006 and December 31, 2005 the Company has not issued any stock options or similar equity instruments.

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

For the periods ended September 30, 2006 and 2005 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Financial instruments and financial risk

The Company’s financial instruments consist of accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC. (A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent accounting pronouncements

The FASB has recently issued SFAS No. 155 to SFAS No.158 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

NOTE 3 – COMMON STOCK

On November 7, 2005 the Company issued 4,000,000 common shares pursuant to the exercise of 4,000,000 warrants at a price of $0.01 per common share for total proceeds of $40,000.

As at September 30, 2006 and December 31, 2005 there are no shares subject to warrants, agreements or options.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2006

NOTE 4 – INCOME TAXES

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

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	September 30,	December 31,
	2006	2005
	$	$
Net operating loss carry forwards
(expiring in 2007 to 2027)	3,699,193	3,690,000

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets	1,443,106	1,439,100

Less: Valuation allowance	(1,443,106)	(1,439,100)

Net deferred tax assets	-	-

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

For the nine-month period ended September 30, 2006, we recorded a net loss of $10,271. We spent $10,274 in general and administrative expenses as compared to $13,928 for the same nine-month period ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had cash resources of $46,800 against total liabilities of $17,175 for a working capital position of $29,625.

During the next twelve months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures.

We believe we currently do not have sufficient funds to meet our cash requirements for the next twelve months. We intend to raise the capital required to fund our cash requirements and future business opportunities by issuing debt and/or equity securities, although we have no current arrangements or agreements related to such financings at this time. Management continues to explore a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance that financing will be available or accessible on reasonable terms.

Item 3.      Controls and Procedures

As required by Rule 13a-15 under the Exchange act, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation on the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Financial Officer. Based upon that evaluation, our company’s President and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any significant deficiencies or material weakness of internal controls that would require corrective action.

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

On August 3, 2006, John Caton resigned as the Chief Financial Officer, Secretary-Treasurer and Director of the Company. Bruce Schmidt was appointed to act as Director, Chief Financial Officer, Secretary-Treasurer and Principal Accounting Officer of the Company, on August 3, 2006 to fill the positions previously held by Mr. Caton.

Item 6.	Exhibits and Reports on Form 8-K

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

Reports on Form 8-K
Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers filed with the United States Securities and Exchange Commission via the EDGAR system. This filing is incorporated by reference from Form 8-K filed on August 8, 2006.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November, 2006.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	PETER HOGENDOORN
Peter Hogendoorn
President, Chief Executive Officer

BY:	BRUCE SCHMIDT
Bruce Schmidt
Chief Financial Officer, Secretary/Treasurer and
Principal Accounting Officer