Form 10KSB
period 2006-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2007-03-28
CIK 805902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from ________________ to ________________

Commission File No. 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-04444506 (I.R.S. Employer Identification No.)

Suite 210-580 Hornby Street
Vancouver, British Columbia, Canada V6C 3B6
(Address of principal executive offices)

  (604) 687-6991
Issuer’s telephone number

Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock

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
YES [ X ] NO [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in  this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES [ X ] NO [    ]

State issuer’s revenues for its most recent fiscal year.   $4

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

January 23, 2007 - There are approximately 15,520,533 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by the non-affiliates on January 23, 2007, computed at the par value of the stock of $0.001 was $15,521 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: January 23, 2007 - 15,520,533 Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Registrant Format Yes [   ] No [ X ]

PART I

Item 1.    Description of Business.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2006, and 2005 is shown below. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

STOCK QUOTATIONS

Quarter ended	High Bid	Low Bid

March 31, 2005	0.04	0.05
June 30, 2005	0.03	0.03
September 30, 2005	0.03	0.03
December 31, 2005	0.05	0.03
March 31, 2006	0.06	0.04
June 30, 2006	0.05	0.05
September 30, 2006	0.05	0.05
December 31, 2006	0.05	0.04

Holders

As at January 23, 2007 the Company had 206 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Recent Sales of Unregistered Securities

None.

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

Results of Operations

Twelve Months ended December 31, 2006 and 2005

For the fiscal years of 2006 and 2005 much of the Company’s resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

During fiscal 2006, the Company spent $22,126 in general and administrative expenses as compared to $22,329 for fiscal 2005.

Liquidity and Capital Resources

At December 31, 2006, the Company had total assets of $38,853, comprised solely of cash. Our liabilities were $21,079, resulting in a positive working capital of $17,774. At December 31, 2005, the Company had total assets of $61,581 in cash.

The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

We incurred a loss of $22,122 for the year ended December 31, 2006 and we have incurred an aggregate deficit since inception of $4,830,911. As at December 31, 2006, we had cash of $38,853 and accounts payable and accrued liabilities of $21,079. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ending December 31, 2007, we have budgeted $25,000 for professional fees for our periodic filing requirements and miscellaneous office and filing fees and expenses. We believe that we cannot sustain our operations from existing working capital and operations over the next 12 months. We intend to raise additional capital required to fund our financing needs by issuance of debt and/or equity, although the Company has no current arrangements or agreements related to such financings.

The financial statements included in this annual report have been prepared on the going-concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

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

Item 7.     Financial Statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

FINANCIAL STATEMENTS

December 31, 2006 and 2005

Vellmer & Chang
C h a r t e r e d A c c o u n t a n t s *

505 – 815 Hornby Street
Vancouver, B.C., V6Z 2E6
Tel: 6 0 4 -6 87 -3 77 6
Fa x: 6 04 -6 87 -37 7 8
E-mail: i n fo@ v e l lme rc h a n g. c om
* den otes a fi rm of incorpora ted professi onals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Health Anti-Aging Lifestyle Options, Inc.:

We have audited the accompanying balance sheets of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the Unites States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is not currently developing a business and has had continuing losses from its inception. It will likely require new financing, either through issuing debt or equity, until self-sufficient business operations have been established. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada March 7, 2007	VELLMER & CHANG Chartered Accountants

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	December 31,	December 31,
As at	2006	2005
	$	$
ASSETS

CURRENT
Cash	38,853	61,581
TOTAL ASSETS	38,853	61,581
LIABILITIES

CURRENT
Accounts payable and accrued liabilities	21,079	21,685
TOTAL LIABILITIES	21,079	21,685

STOCKHOLDERS’ EQUITY

COMMON STOCK (NOTE 3)
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2005: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,830,911)	(4,808,789)

TOTAL STOCKHOLDERS’ EQUITY	17,774	39,896

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	38,853	61,581

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	$	$

OTHER INCOME	4	4

GENERAL AND ADMINISTRATIVE EXPENSES
(SCHEDULE)	(22,126)	(22,329)

NET LOSS FOR THE YEAR	(22,122)	(22,325)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	15,520,533	12,123,273

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
		$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock at a
price of $0.01 per share
pursuant to the exercise of
warrants	4,000,000	4,000	36,000	-	40,000

Net loss for the year ended	-	-	-
December 31, 2005				(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss for the year ended
December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	$	$
OPERATING ACTIVITIES
Net Loss	(22,122)	(22,325)

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable	(606)	826

Net cash used in operating activities	(22,728)	(21,499)

FINANCING ACTIVITIES
Issuance of common stock	-	40,000

Net cash provided by financing activities	-	40,000

INCREASE (DECREASE) IN CASH	(22,728)	18,501

CASH AT BEGINNING OF YEAR	61,581	43,080

CASH AT END OF YEAR	38,853	61,581

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS (Continued)

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	196	331
Taxes	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

The Company does not currently have an active business which it is developing. It has no revenue other than interest income and has accumulated losses of $4,830,911. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2006 and 2005, the Company has cash and cash equivalents in the amount of $ nil which are over the federally insured limit. As at the same dates it has $nil in cash equivalents.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the years ended December 31, 2006 and 2005 the Company did not incur any advertising costs.

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2006 and 2005 and for the years then ended the Company has not issued any stock options or similar equity instruments.

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

For the periods ended December 31, 2006 and 2005, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Loss per share

Basic loss per common share has been calculated based on Halo’s weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Financial instruments and financial risk

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest rate, foreign currency fluctuation risks or credit risks arising from these financial instruments, and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values due to their short-term nature.

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

Due to the uncertainty regarding the Company’s profitability, the deferred tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

The FASB has recently issued SFAS No. 155 to SFAS No. 159 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

NOTE 3– COMMON STOCK

On November 7, 2005 the Company issued 4,000,000 common shares pursuant to the exercise of 4,000,000 warrants at a price of $0.01 per common share for total proceeds of $40,000.

Stock purchase warrants

The changes in stock purchase warrants were as follows:

		2006	2005

		Weighted		Weighted
		average		average
		exercise		exercise
		price per		price per
	Number	share	Number	share
		$		$
Balance, beginning of year	-	-	5,000,000	0.01

Granted	-	-	-	-
Exercised	-	-	(4,000,000)	(0.01)
Expired / cancelled	-	-	(1,000,000)	(0.01)

Balance, end of year	-	-	-	-

As at December 31, 2006 and 2005, there are no shares subject to warrants, agreements or options.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	$	$
Net operating loss carry forwards
(expiring in 2007 to 2027)	3,712,122	3,690,000

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets
- net operating loss carry forwards	1,447,728	1,439,100

Less: Valuation allowance	(1,447,728)	(1,439,100)

Net deferred tax assets	-	-

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	$	$

Income taxes recovered at the statutory rate	8,628	8,708

Benefit of tax losses not recognized in year	(8,628)	(8,708)

Income tax recovery (expense) recognized in
the year	-	-

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the years ended December 31,	2006	2005
	$	$

Administration, office and rent	9,567	10,027
Audit fees	8,660	7,062
Foreign exchange	55	(19)
Interest expense and bank charges	195	331
Legal fees	277	2,362
Filing fees	3,372	2,566

	(22,126)	(22,329)

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the last two fiscal years ended December 31, 2006 and 2005, included in this report have been audited by Vellmer & Chang, Chartered Accountants, 505 – 815 Hornby Street, Vancouver, British Columbia, Canada V6Z 2E6, as set forth in their report included herein.

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

Item 8B.     Other Information.

None.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

Name	Age	Title
Peter Hogendoorn	52	Chief Executive Officer, President, Director
Bruce Schmidt	55	Chief Financial Officer, Secretary, Treasurer, Principal
		Accounting Officer, Director

Background of Officers and Directors

Peter Hogendoorn, age 52 - Peter Hogendoorn has served as Director, President and Chief Executive officer since June 1, 2006. Peter Hogendoorn brings over twenty-five years of senior venture capital, market development, start-up management and investment banking experience along with a wealth of resources in personal business contacts to the Company.

Mr. Hogendoorn has assisted with the development of capital market strategies for LML Payment Systems in Vancouver, BC, CANADA; (a public company trading under the symbol (LMLP) on NASDAQ) where he provided investor relations services to the company from 1998 to 2003. Mr. Hogendoorn’s efforts resulted in the company raising over $20 million during his tenure.

From 2003 to 2004 he served as President and CEO of NS8 Corp.; (OTCBB – (NSEO)), a digital interactive media distribution company operating out of Seattle, WA. During his tenure at NS8, he assisted in raising over $8 million; allowing for the growth of over 23 proprietary and patent pending digital media management and distribution technologies. After Mr. Hogendoorn stepped down from his position of President and CEO in June 2004 he directed his energies towards the development of his own venture capital firm; 466375 B.C. Ltd., in Surrey, BC, CANADA. 466375 B.C. Ltd. specializes in early stage financing, capital structuring and capital market strategies. He has been a consultant/Investor Relations strategist for an array of companies including Cryopak Industries, International Wayside Gold Mines, Stonepoint Global Brands, Integral Technologies Inc., Ridel Resources and Parametric Ventures Inc.

Bruce Schmidt, age 55- Bruce Schmidt has been a Director, Chief Financial Officer, Secretary-Treasurer and Principal Accounting Officer of the Company since August 3, 2006. With a background in physics and education from the University of British Columbia, he has acted as a consultant and has served on the Board of Directors for a variety of Canadian biotech/hightech and venture capital companies from 1992 through 2005 including: Prescient Neuropharma Inc. (TSX- “PNO”) as President, Chief Executive Officer and Director; Alda Pharmaceuticals Corp. (TSX-“APH”) as Director; Biophage Pharma Inc. (TSX-“BUG”) as Corporate Secretary and Director; Strategic Merchant Bancorp, Ltd (TSX-“SMB”) as a Director; VP Media Group Ltd. (TSX- “DVD.H”) as Director and Aitchison Capital, Inc. (TSX-“TTI”) as a Director.

Since May of 1996, Mr. Schmidt has been working as a Life-Sciences Management consultant under his own consulting company, RJS Management in Vancouver, BC. RJS Management provides executive counsel to hightech/biotech companies in the areas of business strategy, marketing and strategic partnering. Mr. Schmidt has also been involved with a number of non-profit Canadian organizations including: the Canadian Networks of Centers of Excellence, the Canadian Healthcare Licensing Association, the British Columbia Biotechnology Alliance (BC Biotech), B.C. Nanotechnology Alliance, British Columbia’s Integrated Technology Initiative and the New Economy and Adoption of Technologies Group of the British Columbia Securities Commission.

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

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees. The Company’s Code of Ethics is incorporated by reference.

Family Relationships

There are no family relationships amongst or between the directors and executive officers.

Item 10.

Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the “Named Executive Officers”) for the three fiscal years ended December 31, 2006, 2005 and 2004. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

			SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and	Year	Salary	Bonus	Other Annual Restricted		Securities	LTIP	All Other
Principal		($)	($)	Compensation	Stock	Underlying	Payouts	Compensation
Position				($)	Awards	Options/	($)	($)
						SARS (#)
Peter
Hogendoorn	12/31/06	0	0	0	0	0	0	0
CEO,	12/31/05	0	0	0	0	0	0	0
President,	12/31/04	0	0	0	0	0	0	0
Director
Bruce Schmidt
CFO,
Secretary,	12/31/06	0	0	0	0	0	0	0
Treasurer,	12/31/05	0	0	0	0	0	0	0
Principal	12/31/04	0	0	0	0	0	0	0
Accounting
Officer

John Caton,
Former CEO,
President,	12/31/05	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0
(resignation
effective August 3,
2006)
Linda Mitropoulos,
Former
CFO,
Secretary-	12/31/05	0	0	0	0	0	0	0
Treasurer,	12/31/04	0	0	0	0	0	0	0
Director
(resignation
effective June 1,
2006)

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

None.

Report on Repricing of Options/SAR

The Company did not reprice any options or SARs during the year ended December 31, 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of January 23, 2007, with the computation being based upon 15,520,533 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

Name and Address	Number of Shares Beneficially	Percentage of
	Owned	Class
Peter Hogendoorn
13298 Amble Green Blvd
Surrey, British Columbia,	Nil	0%
Canada V4A 6P5
CEO, President and Director
Bruce Schmidt
1295 Laurier Avenue
Vancouver, British Columbia,	Nil	0%
Canada V6H 1Y7
CFO, Secretary, Treasurer, Principal
Accounting Officer and Director

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

2002 Stock Option Plan

The Directors adopted the 2002 Stock Option Plan (the “2002 Plan”), approved by the shareholders of the Company on May 21, 2002, to be administered by the Board of Directors or a Committee of the Board of Directors, to provide stock options as a means to attract and retain key employees and consultants. The shares to be offered under the 2002 Plan consist of previously un-issued common shares, and are not to exceed 2,500,000 shares in total. The exercise price to be set on granting of the options shall not be less than 85% of fair market value on the date of granting and the options may not be for longer than 10 years (110% of fair market value and 5 years in the case of optionees holding more than 10% of the shares of the company). The vesting and exercise schedule may be determined on an individual basis by the Plan Administrator. There are currently no options granted under this plan.

There are currently no options outstanding under either Stock Option Plan.

Item 12.     Certain Relationships and Related Transactions.

Certain Business Relationships

None.

Item 13.	Exhibits.

(a)	The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Exhibits Incorporated by Reference:

Annual Report on Form 10-KSB for the calendar year ended December 31, 2005, filed on March 31, 2006 Code of Ethics filed as an Exhibit on Form 10-KSB filed on March 30, 2005.

(b)	Reports on Form 8-K None.

Item 14.      Principal Accountant Fees and Services.

The following table sets forth fees for services Vellmer & Chang, Chartered Accountants provided during fiscal years 2006 and 2005:

	2006	2005
Audit Fees (1)	$8,232	$6,527
Audit-related fees (2)	-	-
Tax fees (3)	$428	$535
All other fees (4)	-	-

Total	$8,660	$7,062

(1)     Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)     During fiscal 2006 and 2005, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)     Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.

(4)     During fiscal 2006 and 2005, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

The Company’s Board of Directors has determined that the provision of non-audit services by Vellmer & Chang, Chartered Accountants, is compatible with maintaining Vellmer & Chang’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
                                                                   (Registrant)

PETER HOGENDOORN	Date: March 23, 2007
Peter Hogendoorn
Chief Executive Officer and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

PETER HOGENDOORN	Date: March 23, 2007
Peter Hogendoorn
Chief Executive Officer, Principal Executive Officer and Director

BRUCE SCHMIDT	Date: March 23, 2007
Bruce Schmidt
Chief Financial Officer, Principal Accounting Officer and Director