Form 10QSB
period 2007-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2007-05-11
CIK 805902

=================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	FOR THE QUARTERLY PERIOD ENDED	March 31, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER:           000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(Exact name of small business issuer as specified in its charter)

UTAH	90-0097142
(State of other jurisdiction of incorporation or	(IRS Employer Identification Number)
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
Yes [ x ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 1, 2007:      15,520,533

The Company is a Shell company:      Yes [ X ]      No [  ]

================================================================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
As at	(Unaudited)	(Audited)
	$	$

ASSETS

CURRENT
Cash	35,582	38,853

TOTAL ASSETS	35,582	38,853

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	21,431	21,079

TOTAL LIABILITIES	21,431	21,079

STOCKHOLDERS’ EQUITY

COMMON STOCK (NOTE 3)
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2006: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,834,534)	(4,830,911)

TOTAL STOCKHOLDERS’ EQUITY	14,151	17,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	35,582	38,853

NOTE 1- NATURE AND CONTINUANCE OF OPERATIONS

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2007	March 31, 2006
	$	$

OTHER INCOME	1	1

GENERAL AND ADMINISTRATIVE EXPENSES	(3,624)	(3,425)

NET LOSS FOR THE PERIOD	(3,623)	(3,424)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	15,520,533	15,520,533

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid-in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
		$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock on
November 7, 2005 at a price of
$0.01 per share pursuant to the
exercise of warrants	4,000,000	4,000	36,000	-	40,000

Net loss for the year ended
December 31, 2005	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss for the period ended
December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss for the period ended
March 31, 2007	-	-	-	(3,623)	(3,623)

Balance, March 31, 2007	15,520,533	15,521	4,833,164	(4,834,534)	14,151

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2007	March 31, 2006
	$	$
OPERATING ACTIVITIES
Net Loss	(3,623)	(3,424)

Changes in operating assets and liabilities:
- (Decrease) Increase in accounts payable	352	249

Net cash used in operating activities	(3,271)	(3,175)

FINANCING ACTIVITIES
Issuance of common stock	-	-

Net cash provided by financing activities	-	-

(INCREASE) DECREASE IN CASH	(3,271)	(3,175)

CASH AT BEGINNING OF PERIOD	38,853	61,581

CASH AT END OF PERIOD	35,582	58,406

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2007	March 31, 2006
	$	$

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-
Taxes	-	-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	-	-

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2007

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2006.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,834,534. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2007 and December 31, 2006, the Company has cash and cash equivalents in the amount of $ nil which are over the federally insured limit. As at the same dates it has $nil in cash equivalents.

Advertising costs

All advertising costs are expensed as incurred. During the periods ended March 31, 2007 and 2006 the Company did not incur any advertising costs.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at March 31, 2007 and December 31, 2006 the Company has not issued any stock options or similar equity instruments.

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

For the periods ended March 31, 2007 and 2006, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3– COMMON STOCK

As at March 31, 2007 and December 31, 2006, there are no shares subject to warrants, agreements or options.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2007

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	March 31,	December 31,
	2007	2006
	$	$
Net operating loss carry forwards
(expiring in 2008 to 2028)	3,715,745	3,712,122

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets
- net operating loss carry forwards	1,449,141	1,447,728

Less: Valuation allowance	(1,449,141)	(1,447,728)

Net deferred tax assets	-	-

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

For the three-month period ended March 31, 2007, we recorded a net loss of $3,623. We spent $3,624 in general and administrative expenses as compared to $3,425 for the same three-month period ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had cash resources of $35,582 against total liabilities of $21,431 for a working capital position of $14,151.

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

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation on the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any significant deficiencies or material weakness of internal controls that would require corrective action.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports files under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

Subsequent to the end of the period, Peter Hogendoorn resigned from his positions of President, Chief Executive Officer and a member of the Board of Directors. Effective April 10, 2007, Bruce Schmidt assumed the positions of President and Chief Executive Officer to fill the vacancy created by Mr. Hogendoorn’s resignation. Bruce Schmidt continues to serve as a member of the Board of Directors, Chief Financial Officer, Secretary-Treasurer and Principal Accounting Officer of Health Anti-Aging Lifestyle Options, Inc.

Item 6.           Exhibits and Reports on Form 8-K

Exhibits

Exhibit 31.1 – Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 –Chief Executive Officer and Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May 2007.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	BRUCE SCHMIDT
Bruce Schmidt
Chief Executive and Chief Financial Officer