Form 10QSB
period 2007-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2007-08-08
CIK 805902

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	FOR THE QUARTERLY PERIOD ENDED	June 30, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER: 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

(Exact name of small business issuer as specified in its charter)

UTAH	90-0097142
(State of other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
Suite 490-580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices)

(604) 687-6991
(Issuer’s telephone number)

Suite 210-580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Former address of principal executive offices)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 1, 2007: 15,520,533

The Company is a Shell company:      Yes [ X ]      No [   ]

=================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
As at	(Unaudited)	(Audited)
	$	$

ASSETS
CURRENT
Cash	26,993	38,853

TOTAL ASSETS	26,993	38,853

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	16,393	21,079

TOTAL LIABILITIES	16,393	21,079

STOCKHOLDERS’ EQUITY
COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2006: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,838,085)	(4,830,911)

TOTAL STOCKHOLDERS’ EQUITY	10,600	17,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	26,993	38,853

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month		Six Month
	Period Ended		Period Ended
	June 30		June 30
	2007	2006	2007	2006
	$	$	$	$

OTHER INCOME	1	1	2	2

GENERAL AND ADMINISTRATIVE
EXPENSES	(3,552)	(3,722)	(7,176)	(7,147)

NET LOSS FOR THE PERIOD	(3,551)	(3,721)	(7,174)	(7,145)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	15,520,533	15,520,533	15,520,533	15,520,533

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid-in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
	#	$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock on
November 7, 2005 at a price
of $0.01 per share pursuant to
the exercise of warrants	4,000,000	4,000	36,000	-	40,000

Net loss for the year ended
December 31, 2005	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss for the year ended
December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss for the period ended
June 30, 2007	-	-	-	(7,174)	(7,174)

Balance, June 30, 2007	15,520,033	15,521	4,833,164	(4,838,085)	10,600

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month	Six Month
	Period Ended	Period Ended
	June 30, 2007	June 30, 2006
	$	$
OPERATING ACTIVITIES

Net Loss	(7,174)	(7,145)

Changes in operating assets and liabilities:
- (Decrease) Increase in accounts payable	(4,686)	(4,758)

Net cash used in operating activities	(11,860)	(11,903)

FINANCING ACTIVITIES
Issuance of common stock	-	-

Net cash provided by financing activities	-	-

(INCREASE) DECREASE IN CASH	(11,860)	(11,903)

CASH AT BEGINNING OF PERIOD	38,853	61,581

CASH AT END OF PERIOD	26,993	49,678

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS (Continued)

	Six Month	Six Month
	Period Ended	Period Ended
	June 30, 2007	June 30, 2006
	$	$

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-
Taxes	-	-

NON-CASH FINANCING ACTIVITIES

Stock issued for services	-	-

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2007

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,838,085. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2007 and December 31, 2006, the Company has cash and cash equivalents in the amount of $nil which are over the federally insured limit. As at the same dates it has $nil in cash equivalents.

Advertising costs

All advertising costs are expensed as incurred. During the periods ended June 30, 2007 and 2006 the Company did not incur any advertising costs.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at June 30, 2007 and December 31, 2006 the Company has not issued any stock options or similar equity instruments.

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

For the periods ended June 30, 2007 and 2006, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2007

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

NOTE 3– COMMON STOCK

As at June 30, 2007 and December 31, 2006, there are no shares subject to warrants, agreements or options.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2007

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	June 30,	December 31,
	2007	2006
	$	$
Net operating loss carry forwards
(expiring in 2008 to 2027)	3,719,296	3,712,122

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets
- net operating loss carry forwards	1,450,525	1,447,728

Less: Valuation allowance	(1,450,525)	(1,447,728)

Net deferred tax assets	-	-

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

The Company is in the development stage. We have no revenue other than interest income and have accumulated losses during the development stage of $4,838,085. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. Our plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

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

Results of Operations

For the quarter just ended, much of our efforts were directed at locating new business opportunities and maintaining the Company’s regulatory filings. To date, we have not identified any new business opportunities and have no agreements related to such opportunities.

For the six-month period ended June 30, 2007, we recorded a net loss of $7,174. We spent $7,176 in general and administrative expenses as compared to $7,147 for the same six-month period ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had cash resources of $26,993 against total liabilities of $16,393 for a working capital position of $10,600.

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

Item 3.      Controls and Procedures

As required by Rule 13a-15 under the Exchange act, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation on the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any significant deficiencies or material weakness of internal controls that would require corrective action.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

Exhibits

The following Exhibits are filed with this report:

Exhibit 31.1 – Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 –Chief Executive Officer and Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer

Reports on Form 8-K

Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. This filing in incorporated by reference from Form 8-K filed on EDGAR April 12, 2007 with the United States Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of August 2007.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	BRUCE SCHMIDT
Bruce Schmidt
Chief Executive and Chief Financial Officer