Form 10QSB
period 2007-09-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2007-10-30
CIK 805902

====================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	FOR THE QUARTERLY PERIOD ENDED	September 30, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 24, 2007: 15,520,533

The Company is a Shell company:      Yes [ X ]      No [  ]

====================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
As at	(Unaudited)	(Audited)
	$	$

ASSETS

CURRENT
Cash	23,171	38,853

TOTAL ASSETS	23,171	38,853

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	15,722	21,079

TOTAL LIABILITIES	15,722	21,079

STOCKHOLDERS’ EQUITY

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2006: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,841,236)	(4,830,911)

TOTAL STOCKHOLDERS’ EQUITY	7,449	17,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	23,171	38,853

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,

	2007	2006	2007	2006
	$	$	$	$

OTHER INCOME	1	1	3	3

GENERAL AND ADMINISTRATIVE EXPENSES	(3,152)	(3,126)	(10,328)	(10,274)

NET LOSS FOR THE PERIOD	(3,151)	(3,125)	(10,325)	(10,271)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	15,520,533	15,520,533	15,520,533	15,520,533

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid-in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
	#	$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock on
November 7, 2005 at a price
of $0.01 per share pursuant to
the exercise of warrants	4,000,000	4,000	36,000	-	40,000

Net loss for the year ended
December 31, 2005	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss for the year ended
December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss for the period ended
September 30, 2007	-	-	-	(10,325)	(10,325)

Balance, September 30, 2007	15,520,033	15,521	4,833,164	(4,841,236)	7,449

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month	Nine Month
	Period Ended	Period Ended
	September 30, 2007	September 30, 2006
	$	$
OPERATING ACTIVITIES

Net Loss	(10,325)	(10,271)

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable	(5,357)	(4,510)

Net cash used in operating activities	(15,682)	(14,781)

FINANCING ACTIVITIES
Issuance of common stock	-	-

Net cash provided by financing activities	-	-

(INCREASE) DECREASE IN CASH	(15,682)	(14,781)

CASH AT BEGINNING OF PERIOD	38,853	61,581

CASH AT END OF PERIOD	23,171	46,800

See Accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2007

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

The Company is in the development stage. It has no revenue other than interest income and has accumulated losses during the development stage of $4,841,236. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issue of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2007 and December 31, 2006, the Company has cash and cash equivalents in the amount of $ nil which are over the federally insured limit. As at the same dates it has $nil in cash equivalents.

Advertising costs

All advertising costs are expensed as incurred. During the periods ended September 30, 2007 and 2006 the Company did not incur any advertising costs.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at September 30, 2007 and December 31, 2006 the Company has not issued any stock options or similar equity instruments.

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

For the periods ended September 30, 2007 and 2006, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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
SEPTEMBER 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments and financial risk

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest rate, foreign currency fluctuation risks or credit risks arising from these financial instruments and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values due to their short-term nature.

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

NOTE 3– COMMON STOCK

As at September 30, 2007 and December 31, 2006, there are no shares subject to warrants, agreements or options.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2007

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	September 30,	December 31,
	2007	2006
	$	$
Net operating loss carry forwards
(expiring in 2008 to 2027)	3,722,447	3,712,122

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets
- net operating loss carry forwards	1,451,754	1,447,728

Less: Valuation allowance	(1,451,754)	(1,447,728)

Net deferred tax assets	-	-

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

We are a start-up corporation and have not yet generated or realized any revenues from our business operations. We have no revenue other than interest income and have accumulated losses during the development stage of $4,841,236. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which will likely involve the further issuance of capital stock, and the success of our future operations.

Our plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Plan of Operation

The Company is in the development stage and continues to explore new business opportunities. We have not identified any new business opportunities and have no agreements related to such opportunities. Our plan of operation over the next twelve months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

If we are unable to identify any new business opportunities and cannot generate sufficient revenues to fund all of our anticipated expenses, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or as loans from our director. However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing.

Results of Operations

For the quarter just ended, much of our efforts were directed at locating new business opportunities and maintaining the Company’s regulatory filings. To date, we have not identified any new business opportunities and have no agreements related to such opportunities.

For the nine-month period ended September 30, 2007, we recorded a net loss of $10,325. We spent $10,328 in general and administrative expenses as compared to $10,274 for the same nine-month period ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had cash resources of $23,171 against total liabilities of $15,722 for a working capital position of $7,449.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange act, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation on the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any significant deficiencies or material weakness of internal controls that would require corrective action.

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

Item 5.      Other Information

None.

Item 6.      Exhibits

The following Exhibits are filed with this report:

Exhibit 31.1 – Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of October 2007.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	BRUCE SCHMIDT
Bruce Schmidt
Chief Executive and Chief Financial Officer