Form 10-K
period 2007-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2008-03-19
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Exact name of registrant as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

Suite 490-580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices, including zip code.)

(604) 687-6991
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes   No [ X ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[	]	Accelerated filer [ ]
Non-accelerated filer	[	]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ X ] Yes   [   ] No

On February 21, 2008, the Registrant had 15,520,533 outstanding common shares of voting common stock.

The aggregate market value of the voting common stock held by non-affiliates as of February 21, 2008, computed at the par value of the stock of $0.001 was $15,521 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

ITEM 1.      BUSINESS

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

     Halo is now a development stage company and has not yet generated or realized any revenues from business operations. We have no revenue other than interest income and have accumulated losses during the development stage of $ 4,851,851. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which may likely involve the further issuance of capital stock, and the success of our future operations.

     Our plan of operation for the next twelve months will be to : (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     The Company currently leases limited office space on a month-to-month basis for $100.00 per month. The address is Suite 490-580 Hornby Street, Vancouver, British Columbia, Canada. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we commence new business operations.

ITEM 3.      LEGAL PROCEEDINGS

     We are not party to any pending litigation and to the best of our knowledge none is contemplated or threatened.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for shares of our common stock. We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

     Our common shares are issued in registered form. Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, (Telephone: (972) 612-4120; Facsimile: (972) 612-4122) is the transfer agent for our common shares.

     The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2007, and 2006 is shown below. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.06	$0.06
Third Quarter 7-1-07 to 9-30-07	$0.06	$0.06
Second Quarter 4-1-07 to 6-30-07	$0.05	$0.05
First Quarter 1-1-07 to 3-31-07	$0.04	$0.04

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.05	$0.04
Third Quarter 7-1-06 to 9-30-06	$0.05	$0.05
Second Quarter 4-1-06 to 6-30-06	$0.05	$0.05
First Quarter 1-1-06 to 3-31-06	$0.06	$0.04

Holders

     As at February 21, 2008 the Company had 196 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Results of Activities

From Inception on October 24, 1986 to December 31, 2007

     For the fiscal years of 2007 and 2006 much of the Company’s resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

     During fiscal 2007, the Company spent $20,940 in general and administrative expenses as compared to $22,122 for fiscal 2006.

Liquidity and Capital Resources

     At December 31, 2007, the Company had total assets of $20,109, comprised solely of cash. Our liabilities were $23,275, resulting in a working capital deficit of $3,166. At December 31, 2006, the Company had total assets of $38,853 in cash.

     The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

     We incurred a loss of $20,940 for the year ended December 31, 2007 and we have incurred an aggregate deficit since inception of $4,851,851. As at December 31, 2007, we had cash of $20,109 and accounts payable and accrued liabilities of $23,275. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ending December 31, 2008, we have budgeted $20,000 for professional fees for our periodic filing requirements and miscellaneous office and filing fees and expenses. We believe that we cannot sustain our operations from existing working capital and operations over the next 12 months. We intend to raise additional capital required to fund our financing needs by issuance of debt and/or equity, although the Company has no current arrangements or agreements related to such financings.

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

Recent accounting pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Health Anti-Aging Lifestyle Options, Inc.

December 31, 2007 & 2006

Chang Lee LLP
Chartered Accountants

505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Health Anti-Aging Lifestyle Options, Inc.

We have audited the accompanying balance sheets of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the Unites States of America.

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

CHANG LEE LLP
Vancouver, Canada	Chang Lee LLP
February 13, 2008	Chartered Accountants

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	December 31,	December 31,
As at	2007	2006

	$	$
ASSETS
CURRENT

Cash and cash equivalents	20,109	38,853

TOTAL ASSETS	20,109	38,853

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	23,275	21,079

TOTAL LIABILITIES	23,275	21,079

STOCKHOLDERS’ EQUITY (DEFICIENCY)

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2006: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,851,851)	(4,830,911)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(3,166)	17,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	20,109	38,853

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	$	$	$

OTHER INCOME	3	4	4

GENERAL AND ADMINISTRATIVE EXPENSES
(SCHEDULE)	(20,943)	(22,126)	(22,329)

NET LOSS FOR THE YEAR	(20,940)	(22,122)	(22,325)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	15,520,533	15,520,533	12,123,273

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
		$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock at a
price of $0.01 per share
pursuant to the exercise of
warrants	4,000,000	4,000	36,000	-	40,000

Net loss for the year ended	-	-	-
December 31, 2005				(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss for the year ended
December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss for the year ended
December 31, 2007	-	-	-	(20,940)	(20,940)

Balance, December 31, 2007	15,520,533	15,521	4,833,164	(4,851,851)	(3,166)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	$	$	$
OPERATING ACTIVITIES
Net Loss For The Year	(20,940)	(22,122)	(22,325)

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	2,196	(606)	826

Net cash used in operating activities	(18,744)	(22,728)	(21,499)

FINANCING ACTIVITIES
Issuance of common stock	-	-	40,000

Net cash provided by financing activities	-	-	40,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,744)	(22,728)	18,501

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	38,853	61,581	43,080

CASH AND CASH EQUIVALENTS AT END OF YEAR	20,109	38,853	61,581

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-	-

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

The Company does not currently have an active business which it is developing. It has no revenue other than interest income and has accumulated losses of $4,851,851. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2007 and 2006, the Company has cash equivalents in the amount of $ nil and $nil are over the federally insured limit.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the years ended December 31, 2007, 2006 and 2005 the Company did not incur any advertising costs.

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2007 and 2006 and for the years then ended the Company has not issued any stock options or similar equity instruments.

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

For the periods ended December 31, 2007, 2006 and 2005, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

The FASB has additionally issued SFAS No. 155 to SFAS No. 159 and FIN No. 48 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

NOTE 3– COMMON STOCK

As at December 31, 2007 and 2006, there are no shares subject to warrants, agreements or options.

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses. A summary of provision for income taxes comprise of the followings:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
	$	$

Income taxes recovered at the statutory rate	8,166	8,628

Benefit of tax losses not recognized in year	(8,166)	(8,628)

Income tax recovery (expense) recognized in
the year	-	-

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (continued)

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
	$	$
Net operating loss carry forwards
(expiring in 2007 to 2027)	3,733,062	3,712,122

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets
- net operating loss carry forwards	1,455,894	1,447,728

Less: Valuation allowance	(1,455,894)	(1,447,728)

Net deferred tax assets	-	-

NOTE 5 – RECLASSIFICATION

Certain comparative figures have been reclassified to conform with the financial statements presentation for December 31, 2007.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

SCHEDULE OF GENERAL AND ADMINSTRATIVE EXPENSES

For the years ended December 31,	2007	2006	2005
	$	$	$

Administration, office and rent	7,881	9,567	10,027
Audit fees	9,689	8,660	7,062

Foreign exchange	314	55	(19)
Interest expense and bank charges	196	195	331
Legal fees	131	277	2,362
Filing fees	2,732	3,372	2,566

	(20,943)	(22,126)	(22,329)

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the last two fiscal years ended December 31, 2007 and 2006, included in this report have been audited by Chang Lee LLP, Chartered Accountants, 505 – 815 Hornby Street, Vancouver, British Columbia, Canada V6Z 2E6, as set forth in their report included herein.

ITEM 9A.    CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

ITEM 9A(T).  CONTROLS AND PROCEDURES

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 9B.     OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

Name	Age	Title

		Chief Executive and Chief Financial Officer,
Bruce Schmidt	56	President, Secretary/Treasurer, Principal
		Accounting Officer and Director

Background of Officers and Directors

     Bruce Schmidt has been a Director, Chief Financial Officer, Secretary-Treasurer and Principal Accounting Officer of the Company since August 3, 2006. On April 10, 2007, Bruce Schmidt assumed the position of President and Chief Executive Officer to fill the vacancy created by the resignation of Peter Hogendoorn, a former officer and director of the Company.

     With a background in physics and education from the University of British Columbia, he has acted as a consultant and has served on the Board of Directors for a variety of Canadian biotech/hightech and venture capital companies from 1992 through 2005 including: Prescient Neuropharma Inc. (TSX- “PNO”) as President, Chief Executive Officer and Director; Alda Pharmaceuticals Corp. (TSX-“APH”) as Director; Biophage Pharma Inc. (TSX-“BUG”) as Corporate Secretary and Director; Strategic Merchant Bancorp, Ltd (TSX-“SMB”) as a Director; VP Media Group Ltd. (TSX- “DVD.H”) as Director and Aitchison Capital, Inc. (TSX-“TTI”) as a Director. Since July 2007, Bruce Schmidt has been a member of the board of directors of En2go International Inc. (OTC. BB – “EN2GO.OB”) a US public corporation operating out of Studio City, CA.

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

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual Restricted Securities
				Compen	Stock	Underlying	LTIP All Other
Name and Principal		Salary Bonus		sation	Award(s) Options /		Payouts Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Bruce Schmidt
CEO, CFO, President,	2007	0	0	0	0	0	0	0
Secretary/Treasurer,	2006	0	0	0	0	0	0	0
Principal Accounting
Officer	2005	0	0	0	0	0	0	0
Peter Hogendoorn
(Former CEO &	2007	0	0	0	0	0	0	0
President- resigned	2006	0	0	0	0	0	0	0
April 10, 2007)	2005	0	0	0	0	0	0	0
John Caton
(Former CEO &	2007	0	0	0	0	0	0	0
President – resigned	2006	0	0	0	0	0	0	0
August 3, 2006)	2005	0	0	0	0	0	0	0
Linda Mitropoulos	2007	0	0	0	0	0	0	0
(Former CFO &
Secretary/Treasurer-	2006	0	0	0	0	0	0	0
resigned June 1, 2006)	2005	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is December 31, 2007.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Bruce Schmidt	0	0	0	0	0	0	0

     There are no employment agreements with our sole officer and none are being contemplated. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our sole named director and executive officer.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director and officer.

Options/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or director or employees during the current fiscal year. No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

     There are no standard arrangements pursuant to which the Company’s sole director is compensated for services provided as directors. No additional amounts are payable to the Company’s sole director for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     None.

Report on Repricing of Options/SAR

     The Company did not reprice any options or SARs during the year ended December 31, 2007.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of February 21, 2008, with the computation being based upon 15,520,533 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
		President, Principal Executive Officer,
		Principal Financial Officer, Principal
Bruce Schmidt [1]	Nil	Accounting Officer, Treasurer, Secretary	0%
		and Director

All Officers and Directors as a
Group (1 Person)	Nil		0%

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

     None.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$8,200
2006	$8,232

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-
2006	$-

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-
2006	$428

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$
2006		$-

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference
Filed
Exhibit	Document Description	Form	Date	Number	herewith

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

Certification of Principal Executive Officer and Principal
31.1	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as				X
amended

Certification pursuant to 18 U.S.C. Section 1350, as
32.1	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial				X
Officer)

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 18th day of March, 2008.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	BRUCE SCHMIDT
Bruce Schmidt, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and a
member of the Board of Directors.

EXHIBIT INDEX

Incorporated by reference
Filed
Exhibit	Document Description	Form	Date	Number	herewith
14.1	Code of Ethics	10-KSB March 30, 2005		14.1

Certification of Principal Executive Officer and Principal
31.1	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as				X
amended

Certification pursuant to 18 U.S.C. Section 1350, as
32.1	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial				X
Officer)