Form 10-Q
period 2008-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2008-04-24
CIK 805902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Exact name of registrant as specified in its charter)

UTAH
(State or other jurisdiction of incorporation or organization)

580 Hornby Street, Suite 490
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices, including zip code.)

(604) 687-6991
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,520,533 as of April 23, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	March 31,	December 31,
As at	2008	2007
	(Unaudited)	(Audited)

	$	$
ASSETS
CURRENT

Cash and cash equivalents	16,005	20,109

TOTAL ASSETS	16,005	20,109

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	21,624	23,275

TOTAL LIABILITIES	21,624	23,275

STOCKHOLDERS’ EQUITY (DEFICIENCY)
COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2007: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,854,304)	(4,851,851)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(5,619)	(3,166)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	16,005	20,109

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month	Three Month
	Period Ended	Period Ended
	March 31,	March 31,
	2008	2007
	$	$

OTHER INCOME	1	1

GENERAL AND ADMINISTRATIVE EXPENSES	(2,454)	(3,624)

NET (LOSS) AND COMPREHENSIVE (LOSS)
FOR THE PERIOD	(2,453)	(3,623)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	15,520,533	15,520,533

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
		$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock at a
price of $0.01 per share
pursuant to the exercise of
warrants	4,000,000	4,000	36,000	-	40,000

Net loss and comprehensive
loss for the year ended
December 31, 2005	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss and comprehensive
loss for the year ended
December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss and comprehensive
loss for the year ended
December 31, 2007	-	-	-	(20,940)	(20,940)

Balance, December 31, 2007	15,520,533	15,521	4,833,164	(4,851,851)	(3,166)

Net loss and comprehensive
loss for the period ended
March 31, 2008	-	-	-	(2,453)	(2,453)

Balance, March 31, 2008	15,520,533	15,521	4,833,164	4,854,304	(5,619)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month	Three Month
	Period Ended	Period Ended
	March 31,	March 31,
	2008	2007
	$	$
OPERATING ACTIVITIES
Net Loss	(2,453)	(3,623)

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	1,651	352

Net cash used in operating activities	(4,104)	(3,271)

FINANCING ACTIVITIES
Issuance of common stock	-	-

Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,104)	(3,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,109	38,853

CASH AND CASH EQUIVALENTS AT END OF PERIOD	16,005	35,582

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-
Taxes	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2007.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

The Company does not currently have an active business which it is developing. It has no revenue other than nominal interest income and has accumulated losses of $4,854,304. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2008 and December 31, 2007, the Company has $nil and $nil cash equivalents and $ nil and $nil are over the federally insured limit.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the periods ended March 31, 2008 and 2007 the Company did not incur any advertising costs.

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at March 31, 2008 and December 31, 2007 and for the periods then ended the Company has not issued any stock options or similar equity instruments.

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

For the periods ended March 31, 2008 and 2007, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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
March 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments and financial risk

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest rate, foreign currency fluctuation risks or credit risks arising from these financial instruments and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values due to their short-term nature.

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

Recent accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

The FASB has additionally issued SFAS No. 155 to SFAS No. 159 and FIN No. 48 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

NOTE 3– COMMON STOCK

As at March 31, 2008 and December 31, 2007, there are no shares subject to warrants, agreements or options.

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

NOTE 4 – INCOME TAXES (continued)

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Period Ended	Year Ended
	March 31,	December 31,
	2008	2007
	$	$
Net operating loss carry forwards
(expiring in 2008 to 2027)	3,735,515	3,733,062

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets
- net operating loss carry forwards	1,419,496	1,455,894

Less: Valuation allowance	(1,419,496)	(1,455,894)

Net deferred tax assets	-	-

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

     As used in this quarterly report the terms “we”, “us”, “our”, the “Company” and “HALO” means Health Anti-Aging Lifestyle Options, Inc., unless otherwise indicated.

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

     We are a development stage company and have not yet generated or realized any revenues from our business operations. We have no revenue other than interest income and have accumulated losses during the development stage of $4,854,304. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which will likely involve the further issuance of capital stock, and the success of our future operations.

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

     We remain a company in the development stage. Our balance sheet as of March 31, 2008 reflects total assets of $16,005 comprising of cash. We had total liabilities of $21,624 for a working capital deficiency of $5,619. For the three-month period ended March 31, 2008, we recorded a net loss of $2,453 and a total loss of $4,854,304 from inception. We spent $2,454 in general and administrative expenses as compared to $3,624 for the same three-month period ended March 31, 2007.

     During the quarter ended March 31, 2008, we did not issue any common stock.

Liquidity

     As of the date of this report, the Company has yet to generate any revenues from its business operations.

     We had cash on hand of $16,005 as at March 31, 2008 and a working capital deficiency of $5,619 as compared to cash on hand of $20,109 and working capital deficiency of $3,166 as at December 31, 2007.

     We believe we cannot sustain our operations from existing working capital and operations over the next twelve months. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. During the next twelve months, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. We intend to raise additional capital required to fund our financing needs by issuance of debt and/or equity, although the Company has no current arrangements or agreements related to such financings.

     Our failure to generate revenue and conduct operations since inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

     Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect theses controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-
15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of April, 2008.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Registrant)

BY:	BRUCE SCHMIDT
Bruce Schmidt
President, Principal Executive Officer, Principal
Accounting Officer, Principal Financial Officer,
Secretary/Treasurer, and member of the Board of
Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-
15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).