Form 10-K/A
period 2007-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2008-08-13
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed in response to a letter from the SEC dated July 21, 2008 which advised us that we failed to perform an assessment on internal control over financial reporting as of December 31, 2007 and our certifications filed with our Form 10-K for the period ending December 31, 2007 were deficient.

PART II

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report in that we failed to recognize that we had a duty to perform an assessment of internal control over financial reporting as of December 31, 2007.

Changes in Disclosure Controls and Procedures

     Except as described below, there were no changes in disclosure controls and procedures that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures.

     We have subsequently implemented the following additional measures to address the identified material weaknesses in our disclosure controls and procedures:

1.	We have established procedures that provide for the timely assessment and disclosure of internal control over financial reporting.

2.	We have improved the supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and procedures applicable to our reporting obligations.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2007, management has identified the following deficiencies, that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2007 and it is clarified that management did not identify any material weaknesses in its internal control over financial reporting:

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2.

Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, such the controls and policies we employee are not sufficiently documented.

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2007 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

	a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

	b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.

We lack sufficient information technology controls and procedures – As of December 31, 2007, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

Changes in Internal Control Over Financial Reporting

     We have also established and evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter, however, we do intend to implement the following:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of August, 2008.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	BRUCE SCHMIDT
Bruce Schmidt, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and a
member of the Board of Directors.