Form 10-Q
period 2008-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2008-08-13
CIK 805902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,520,533 as of August 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	June 30,	December 31,
As at	2008	2007
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT
Cash and cash equivalents	5,812	20,109
TOTAL ASSETS	5,812	20,109

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	16,136	23,275
TOTAL LIABILITIES	16,136	23,275

STOCKHOLDERS’ EQUITY (DEFICIENCY)
COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2007: 15,520,533 shares)	15,521	15,521
ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,859,009)	(4,851,851)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(10,324)	(3,166)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	5,812	20,109

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month		Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2008	2007	2008	2007
	$	$	$	$

OTHER INCOME	1	1	2	2

GENERAL AND ADMINISTRATIVE EXPENSES	(4,706)	(3,552)	(7,160)	(7,176)

NET (LOSS) AND COMPREHENSIVE (LOSS)
FOR THE PERIOD	(4,705)	(3,551)	(7,158)	(7,174)

LOSS PER SHARE

Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	15,520,533	15,520,533	15,520,533	15,520,533

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
		$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock at a
price of $0.01 per share
pursuant to the exercise of
warrants	4,000,000	4,000	36,000	-	40,000

Net loss and comprehensive
loss for the year ended
December 31, 2005	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss and comprehensive
loss for the year ended
December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss and comprehensive
loss for the year ended
December 31, 2007	-	-	-	(20,940)	(20,940)

Balance, December 31, 2007	15,520,533	15,521	4,833,164	(4,851,851)	(3,166)

Net loss and comprehensive
loss for the period ended
June 30, 2008	-	-	-	(7,158)	(7,158)

Balance, June 30, 2008	15,520,533	15,521	4,833,164	(4,859,009)	(10,324)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month	Six Month
	Period Ended	Period Ended
	June 30,	June 30,
	2008	2007
	$	$
OPERATING ACTIVITIES
Net Loss	(7,158)	(7,174)

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	(7,139)	(4,686)

Net cash (used in) operating activities	(14,297)	(11,860)

FINANCING ACTIVITIES
Issuance of common stock	-	-

Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,297)	(11,860)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,109	38,853

CASH AND CASH EQUIVALENTS AT END OF PERIOD	5,812	26,993

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-
Taxes	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

The Company does not currently have an active business which it is developing. It has no revenue other than nominal interest income and has accumulated losses of $4,859,009. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2008 and December 31, 2007, the Company has $nil and $nil cash equivalents and $ nil and $nil are over the federally insured limit.

Advertising costs

All advertising costs are expensed as incurred. During the periods ended June 30, 2008 and 2007 the Company did not incur any advertising costs.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at June 30, 2008 and December 31, 2007 and for the periods then ended the Company has not issued any stock options or similar equity instruments.

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

For the periods ended June 30, 2008 and 2007, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income (loss) and comprehensive income (loss) are identical.

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
June 30, 2008

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

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

NOTE 3– COMMON STOCK

As at June 30, 2008 and December 31, 2007, there are no shares subject to warrants, agreements or options.

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the periods presented as the Company incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Period Ended	Year Ended
	June 30,	December 31,
	2008	2007
	$	$
Net operating loss carry forwards
(expiring in 2008 to 2028)	3,743,386	3,733,062

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets
- net operating loss carry forwards	1,459,817	1,455,894

Less: Valuation allowance	(1,459,817)	(1,455,894)

Net deferred tax assets	-	-

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

     We are a development stage company and have not yet generated or realized any revenues from our business operations. Operating capital has been raised through the Company's shareholders. We have no revenue other than interest income and have accumulated losses during the development stage of $4,859,009. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which will likely involve the further issuance of capital stock, and the success of our future operations.

     Our plan of operation for the next twelve months will be to (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

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

     We remain a company in the development stage. Our balance sheet as of June 30, 2008 reflects total assets of $5,812 comprising of cash. We had total liabilities of $16,136 for a working capital deficiency of $10,324. For the six-month period ended June 30, 2008, we recorded a net loss of $7,158 and a total loss of $4,859,009 from inception. We spent $7,160 in general and administrative expenses as compared to $7,176 for the same six-month period ended June 30, 2007.

     During the quarter ended June 30, 2008, we did not issue any common stock.

Liquidity

     As of the date of this report, the Company has yet to generate any revenues from its business operations.

     We had cash on hand of $5,812 as at June 30, 2008 and a working capital deficiency of $10,324 as compared to cash on hand of $20,109 and working capital deficiency of $3,166 as at December 31, 2007.

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

     Our failure to generate revenue and conduct operations since inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations or cease operations entirely.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

     We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

     Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that our disclosure controls and procedures are not effective, because certain deficiencies involving internal controls; if aggregated; may constitute a material weakness as discussed in our amendment to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on August 12th, 2008. Management believes that these deficiencies did not have an effect on the accuracy of the Company’s financial statements for the current reporting period.

     The Company’s deficiencies involving internal control over financial reporting that we identified in our Amendment to the Annual Report relates to the lack of segregation of duties for the preparation of our financial statements, lack of audit committee, lack of sufficient information technology controls and procedures and insufficient documentation of financial statement preparation and review procedures; as the majority of the preparation of financial statements is carried out by one person. The deficiencies identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

     Once the Company is engaged in a business of merit and has sufficient personnel available, it intends to mitigate the aforementioned deficiencies to the fullest extent possible. The Company intends to appoint additional personnel to assist in the preparation of the Company’s financial statements; allowing for proper segregation of duties and documentation, have our Board of Directors nominate an audit committee and audit committee financial expert and engage in a thorough review and restatement of our information technology control procedures including the procurement of all hardware and software allowing for proper backups, access and control of financial data.

Changes in Internal Control over Financial Reporting

     During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2008.

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