Form 10-K/A
period 2007-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2008-08-21
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-2

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

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K is being filed in response to a letter from the SEC dated August 19, 2008 which advised us that we failed to include a specific conclusion regarding the effectiveness of our internal controls over financial reporting as of December 31, 2007.

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

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated

Framework. Based on our assessment, as of December 31, 2007, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following deficiencies, that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2007 and it is clarified that management did not identify any material weaknesses in its internal control over financial reporting:

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

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 20th day of August, 2008.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	BRUCE SCHMIDT
Bruce Schmidt, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and a
member of the Board of Directors.