Form 10-Q
period 2008-09-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2008-10-30
CIK 805902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-50068

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Exact name of registrant as specified in its charter)

UTAH
(State or other jurisdiction of incorporation or organization)

4233 E. Magnolia Avenue
Phoenix, AZ
85034
(Address of principal executive offices, including zip code.)

(602) 561-9177
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,520,533 as of October 29, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	September 30,	December 31,
As at	2008	2007
	(Unaudited)	(Audited)

	$	$

ASSETS

CURRENT

Cash and cash equivalents	11,381	20,109

TOTAL ASSETS	11,381	20,109

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	19,030	23,275
Due to a related party (Note 5)	10,000	-

TOTAL LIABILITIES	29,030	23,275

STOCKHOLDERS’ EQUITY (DEFICIENCY)

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2007: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,866,334)	(4,851,851)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(17,649)	(3,166)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	11,381	20,109

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month		Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2008	2007	2008	2007
	$	$	$	$

OTHER INCOME	1	1	2	3

GENERAL AND ADMINISTRATIVE EXPENSES	(7,325)	(3,152)	(14,485)	(10,328)

NET (LOSS) AND COMPREHENSIVE (LOSS)
FOR THE PERIOD	(7,324)	(3,151)	(14,483)	(10,325)

LOSS PER SHARE

Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING

Basic and diluted	15,520,533	15,520,533	15,520,533	15,520,533

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
		$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock at a
price of $0.01 per share
pursuant to the exercise of
warrants	4,000,000	4,000	36,000	-	40,000

Net loss and comprehensive
loss for the year ended
December 31, 2005	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss and comprehensive
loss for the year ended
December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss and comprehensive
loss for the year ended
December 31, 2007	-	-	-	(20,940)	(20,940)

Balance, December 31, 2007	15,520,533	15,521	4,833,164	(4,851,851)	(3,166)

Net loss and comprehensive
loss for the period ended
September 30, 2008	-	-	-	(14,483)	(14,483)

Balance, September 30, 2008	15,520,533	15,521	4,833,164	(4,866,334)	(17,649)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month	Nine Month
	Period Ended	Period Ended
	September 30,	September 30,
	2008	2007
	$	$
OPERATING ACTIVITIES
Net Loss	(14,483)	(10,325)

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	(4,245)	(5,357)

Net cash (used in) operating activities	(18,728)	(15,682)

FINANCING ACTIVITIES
Advance from a related party	10,000	-

Net cash provided by financing activities	10,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,728)	(15,682)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,109	38,853

CASH AND CASH EQUIVALENTS AT END OF PERIOD	11,381	23,171

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-
Taxes	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

The Company does not currently have an active business which it is developing. It has no revenue other than nominal interest income and has accumulated losses of $4,866,334. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2008 and December 31, 2007, the Company has $nil and $nil cash equivalents and $ nil and $nil are over the federally insured limit.

Advertising costs

All advertising costs are expensed as incurred. During the periods ended September 30, 2008 and 2007 the Company did not incur any advertising costs.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at September 30, 2008 and December 31, 2007 and for the periods then ended the Company has not issued any stock options or similar equity instruments.

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

For the periods ended September 30, 2008 and 2007, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income (loss) and comprehensive income (loss) are identical.

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
September 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments and financial risk

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due from a related party. It is management’s opinion that the Company is not exposed to significant interest rate, foreign currency fluctuation risks or credit risks arising from these financial instruments and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values due to their short-term nature.

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
September 30, 2008

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

NOTE 3– COMMON STOCK

As at September 30, 2008 and December 31, 2007, there are no shares subject to warrants, agreements or options.

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the periods presented as the Company incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Period Ended	Year Ended
	September 30,	December 31,
	2008	2007
	$	$
Net operating loss carry forwards
(expiring in 2008 to 2028)	3,747,545	3,733,062

Statutory tax rate	20% - 39%	20% - 39%

Deferred tax assets
- net operating loss carry forwards	1,461,543	1,455,894

Less: Valuation allowance	(1,461,543)	(1,455,894)

Net deferred tax assets	-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

As at September 30, 2008, the amount of $10,000 (December 31, 2007 – $nil) is due to the President of the Company for cash advanced to the Company. This advance is non-interest bearing, unsecured and due on demand.

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

     We are a development stage company and have not yet generated or realized any revenues from our business operations. Operating capital has been raised through the Company's shareholders. We have no revenue other than interest income and have accumulated losses during the development stage of $4,866,334. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which will likely involve the further issuance of capital stock, and the success of our future operations.

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

     We remain a company in the development stage. Our balance sheet as of September 30, 2008 reflects total assets of $11,381 comprising of cash. We had total liabilities of $29,030 for a working capital deficiency of $17,649. During the period just ended, our President advanced a total of $10,000 for general working capital. This advance will need to be repaid once funds become available. There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time.

     For the nine-month period ended September 30, 2008, we recorded a net loss of $14,483 and a total loss of $4,866,334 from inception. We spent $14,485 in general and administrative expenses as compared to $10,328 for the same nine-month period ended September 30, 2007.

     During the quarter ended September 30, 2008, we did not issue any common stock.

Liquidity

     As of the date of this report, the Company has yet to generate any revenues from its business operations.

     We had cash on hand of $11,381 as at September 30, 2008 and a working capital deficiency of $17,649 as compared to cash on hand of $20,109 and working capital deficiency of $3,166 as at December 31, 2007.

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

     To date our President has advanced a total of $10,000 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.

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

     Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures are not effective, because certain deficiencies involving internal controls; if aggregated; may constitute a material weakness as discussed in our amendment to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on August 12th, 2008. Management believes that these deficiencies did not have an effect on the accuracy of the Company’s financial statements for the current reporting period.

     The Company’s deficiencies involving internal control over financial reporting that we identified in our Amendment to the Annual Report relates to the lack of segregation of duties for the preparation of our financial statements, lack of audit committee, lack of sufficient information technology controls and procedures and insufficient documentation of financial statements preparation and review procedures; as the majority of the preparation of financial statements is carried out by one person. The deficiencies identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

PART II. OTHER INFORMATION

ITEM 5.      OTHER INFORMATION.

     On September 3, 2008, Mr. David Alley was elected to the Board of Directors. This date also marked the resignation of Bruce Schmidt from his positions of Director, President, Chief Executive and Chief Financial Officer, Secretary-Treasurer and Principle Accounting Officer of the Company. Effective immediately, David Alley assumed the positions of President, Chief Executive and Chief Financial Officer, Secretary-Treasurer and Principle Accounting Officer to fill the vacancy created by Mr. Schmidt’s resignation. This event was reported on Form 8-K filed with the Securities and Exchange Commission via EDGAR on September 5, 2008.

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of October, 2008.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Registrant)

BY:	DAVID ALLEY
David Alley
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