Form 10-K
period 2008-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2009-03-06
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting common stock held by non-affiliates (15,520,533 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the par value of the stock of $0.001 was $15,521 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 4, 2009, the Registrant had 15,520,533 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

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

     Halo is now a development stage company and has not yet generated or realized any revenues from business operations. To date, the Company’s only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate.

     We have no revenue other than interest income and have accumulated losses during the development stage of $ 4,874,200. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which may likely involve the further issuance of capital stock, and the success of our future operations.

     Our plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Merger or Acquisition of a Candidate

     The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

     We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plans to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

     We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will:

  be recently organized with no operating history, or a history of losses attributable to under- capitalization or other factors;

  be in need of funds to develop a new product or service or to expand into a new market;

  be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

     Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

     If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of the Section

2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

     Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

     In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon:

  management's analysis of the quality of the other company's management and personnel,

  the anticipated acceptability of new products or marketing concepts,

  the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

     Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

     However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

  Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

  Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

  Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

  Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

  The extent to which the business opportunity can be advanced;

  Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

  Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

  The cost of our participation as compared to the perceived tangible and intangible values and potential; and

  The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

     Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as :

  a description of products

  services and company history

  management resumes

  financial information

  available projections, with related assumptions upon which they are based an explanation of proprietary products and services;

  evidence of existing patents, trademarks, or services marks, or rights thereto present and proposed forms of compensation to management

  a description of transactions between such company and its affiliates during relevant periods a description of present and required facilities

  an analysis of risks and competitive conditions

  a financial plan of operation and estimated capital requirements audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

  and other information deemed relevant.

  As part of our investigation, our sole officer and director:

  may meet personally with management and key personnel,

  may visit and inspect material facilities,

  obtain independent analysis or verification of certain information provided,

  check references of management and key personnel, and

  take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

     Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

  acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,

  acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

     Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

  leases, purchase and sale agreements,

  licenses,

  joint ventures and

  other contractual arrangements.

     We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

     Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

     Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

     If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

     We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

     The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

     Although the terms of such agreement cannot be predicted, generally such an agreement would require:

  specific representations and warranties by all of the parties thereto,

  specify certain events of default,

  detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,

  outline the manner of bearing costs if the transaction is not closed,

  set forth remedies upon default, and

  include miscellaneous other terms.

     We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

     Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

     If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

     We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

     Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

     We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of an investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a re-organization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

     Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     The Company currently maintains office space located at 4233 E. Magnolia Avenue, Phoenix, AZ. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until we commence new business operations.

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

     The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2008, and 2007 is shown below. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 10-1-08 to 12-31-08	$0.03	$0.03
Third Quarter 7-1-08 to 9-30-08	$0.05	$0.05
Second Quarter 4-1-08 to 6-30-08	$0.05	$0.05
First Quarter 1-1-08 to 3-31-08	$0.05	$0.05

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.06	$0.06
Third Quarter 7-1-07 to 9-30-07	$0.06	$0.06
Second Quarter 4-1-07 to 6-30-07	$0.05	$0.05
First Quarter 1-1-07 to 3-31-07	$0.04	$0.04

Holders

     As at February 4, 2009 the Company had 183 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

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

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

     The Company has not realized any revenues from operations since inception and its plan of business for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

     As a result of our limited resources, we expect to target only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependant upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

     Our sole officer and director is available to devote a limited portion of his time to our affairs on a part-time basis. We expect to use outside consultants, accountants and attorneys as necessary. We do not anticipate hiring any full time employees as long as we are seeking and evaluating business opportunities.

Results of Activities

From Inception on October 24, 1986 to December 31, 2008

     For the fiscal years of 2008 and 2007 much of the Company’s resources were directed at locating new business opportunities. To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

     We remain a company in the development stage. During fiscal 2008, the Company spent $22,352 in general and administrative expenses as compared to $20,943 for fiscal 2007. In fiscal 2008, our President advanced a total of $10,000 for additional working capital. This advance will need to be repaid once funds become available. There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms. If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements to such financings at this time.

Liquidity and Capital Resources

     At December 31, 2008, the Company had total assets of $5,146, comprised solely of cash. Our liabilities were $30,661, resulting in a working capital deficit of $25,515. At December 31, 2007, the Company had total assets of $20,109 in cash.

     The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

     We incurred a loss of $22,349 for the year ended December 31, 2008 and we have incurred an aggregate deficit since inception of $4,874,200. As at December 31, 2008, we had cash of $5,146 and total liabilities of $30,661. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

     We do not believe that we can sustain our operations from existing working capital and operations over the next 12 months. To date our President has advanced a total of $10,000 for additional working capital but there can be no assurance that he will continue to advance funds as required .

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

Recent accounting pronouncements

     In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on the Company’s financial statements.

     In June 2008, the Financial Accounting Standards Board (FASB) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Health Anti-Aging Lifestyle Options, Inc.

December 31, 2008 and 2007

Chang Lee LLP
Chartered Accountants

505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Health Anti-Aging Lifestyle Options, Inc.

We have audited the accompanying balance sheets of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the Unites States of America.

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

Vancouver, Canada	CHANG LEE LLP
February 9, 2009	Chartered Accountants

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	December 31,	December 31,
As at	2008	2007
	$	$

ASSETS
CURRENT

Cash and cash equivalents	5,146	20,109

TOTAL ASSETS	5,146	20,109

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	20,661	23,275
Due to a related party (Note 5)	10,000	-

TOTAL LIABILITIES	30,661	23,275

STOCKHOLDERS’ EQUITY (DEFICIENCY)

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2007: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,874,200)	(4,851,851)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(25,515)	(3,166)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	5,146	20,109

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	$	$	$

OTHER INCOME	3	3	4

GENERAL AND ADMINISTRATIVE EXPENSES
(SCHEDULE)	(22,352)	(20,943)	(22,126)

NET (LOSS) AND COMPREHENSIVE (LOSS)
FOR THE YEAR	(22,349)	(20,940)	(22,122)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and diluted	15,520,533	15,520,533	15,520,533

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

				Deficit	Total
			Additional	Accumulated	Stockholders’
	Common	Stock	Paid in	Since	Equity
	Shares	Amount	Capital	Inception	(Deficiency)
		$	$	$	$

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss and comprehensive
loss for the year ended	-	-	-	(20,940)	(20,940)
December 31, 2007

Balance, December 31, 2007	15,520,533	15,521	4,833,164	(4,851,851)	(3,166)

Net loss and comprehensive
loss for the year ended
December 31, 2008	-	-	-	(22,349)	(22,349)

Balance, December 31, 2008	15,520,533	15,521	4,833,164	(4,874,200)	(25,515)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	$	$	$
OPERATING ACTIVITIES
Net Loss For The Year	(22,349)	(20,940)	(22,122)

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	(2,614)	2,196	(606)

Net cash used in operating activities	(24,963)	(18,744)	(22,728)

FINANCING ACTIVITIES
Advance from a related party	10,000	-	-

Net cash provided by financing activities	10,000	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,963)	(18,744)	(22,728)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,109	38,853	61,581

CASH AND CASH EQUIVALENTS AT END OF YEAR	5,146	20,109	38,853

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-	-

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

The Company does not currently have an active business which it is developing. It has no revenue other than interest income and has accumulated losses of $4,874,200. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock. The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2008 and 2007, the Company has cash equivalents in the amount of $ nil and $nil are over the federally insured limit.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

All advertising costs, including production and media broadcast, are expensed as incurred. During the years ended December 31, 2008 and 2007 the Company did not incur any advertising costs.

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2008 and 2007 and for the years then ended the Company has not issued any stock options or similar equity instruments.

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

For the years ended December 31, 2008 and 2007, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Recent accounting pronouncements

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on the Company’s financial statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In June 2008, the Financial Accounting Standards Board (FASB) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

NOTE 3– COMMON STOCK

As at December 31, 2008 and 2007, there are no shares subject to warrants, agreements or options.

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses. A summary of provision for income taxes comprise of the followings:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	$	$

Income taxes recovered at the statutory rate	7,822	8,166

Benefit of tax losses not recognized in year	(7,822)	(8,166)

Income tax recovery (expense) recognized in
the year	-	-

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (continued)

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	$	$
Net operating loss carry forwards
(expiring in 2007 to 2028)	3,755,408	3,733,062

Statutory tax rate	35%	35%

Deferred tax assets
- net operating loss carry forwards	1,314,393	1,306,570

Less: Valuation allowance	(1,314,393)	(1,306,570)

Net deferred tax assets	-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

As at December 31, 2008, the amount of $10,000 (December 31, 2007 - $nil) is due to the President of the Company for cash advanced to the Company. This advance is non-interest bearing, unsecured and due on demand.

NOTE 6 – COMPARATIVE FIGURES

Certain 2007 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2008

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

SCHEDULE OF GENERAL AND ADMINSTRATIVE EXPENSES

For the years ended December 31,	2008	2007
	$	$

Administration, office and rent	6,947	7,881
Audit fees	9,567	9,689

Foreign exchange	28	314
Interest expense and bank charges	263	196
Legal fees	1,808	131
Filing fees	3,739	2,732

	(22,352)	(20,943)

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the last two fiscal years ended December 31, 2008 and 2007, included in this report have been audited by Chang Lee LLP, Chartered Accountants, 505 – 815 Hornby Street, Vancouver, British Columbia, Canada V6Z 2E6, as set forth in their report included herein.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weaknesses described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

Changes in Disclosure Controls and Procedures

     During the most recently completed fiscal quarter, there have been no significant changes in our disclosure controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2008, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following deficiencies, that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2008 and it is clarified that management did not identify any material weaknesses in its internal control over financial reporting:

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

3.

We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

	a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

	b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.	We lack sufficient information technology controls and procedures – As of

December 31, 2008, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

Changes in Internal Control Over Financial Reporting

     We have also established and evaluated our internal control over financial reporting during the last fiscal quarter, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. Nor have there have been any changes in our internal control over financial reporting during the last fiscal quarter, however, once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, will implement the following:

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

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Name	Age	Title

		Chief Executive and Chief Financial Officer,
David Alley	42	President, Secretary/Treasurer, Principal
		Accounting Officer and Director

Background of Officers and Directors

     David Alley has been a Director, Chief Financial Officer, Secretary-Treasurer and Principal Accounting Officer of the Company since September 3, 2008. On September 3, 2008, David Alley assumed the position of Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer to fill the vacancy created by the resignation of Bruce Schmidt, a former officer and director of the Company.

     David Alley graduated from the University of Arizona in 1992 with a Bachelor of Arts in Organizational Communications and a minor in Business & Marketing. Specializing in sales and marketing, he has contributed to the success of several Phoenix, AZ private companies.

     From July 1998 to the present, Mr. Alley has been employed with Wholesale Auto Network Company Co.; a company involved in the market of wholesale trade, importing and exporting of automobiles out of Phoenix, AZ. In May 2004, Mr. Alley became the Chief Executive Officer for Madisons Properties LLC; also a Phoenix, AZ private company, specializing in investment banking for commercial and residential holdings. He continues to serve as the Chief Executive Officer for Madison Properties LLC to the present day. From December 2004 to the current date, David Alley has been a general partner of Pine View Holdings LLC; a private company operating out of Phoenix, AZ. Pine View Holdings LLC is a commercial property management company. David Alley has not held directorships with any publicly traded companies.

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

     - was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     - was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our executive officers during the fiscal year ended December 31, 2008 and 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
David Alley
CEO, CFO, President,
Secretary/Treasurer/	2008	0	0	0	0	0	0	0
Principal Accounting
Officer	2007	0	0	0	0	0	0	0

Bruce Schmidt
(Former CEO, CFO,	2008	0	0	0	0	0	0	0
President, Secretary/
Treasurer, Principal
Accounting Officer-
resigned September	2007	0	0	0	0	0	0	0
2, 2008)

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31, 2008.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Fees
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

David Alley	0	0	0	0	0	0	0
Bruce Schmidt
(former director-
resigned September	0	0	0	0	0	0	0
3, 2008)

     We have no employment agreements with our officers or directors and none are being contemplated. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named directors and executive officers.

     We have no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our directors and officers.

Options/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our executive officers, or directors or employees during the current fiscal year. No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

     There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     None.

Report on Repricing of Options/SAR

     The Company did not reprice any options or SARs during the year ended December 31, 2008.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of February 4, 2009, with the computation being based upon 15,520,533 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
		President, Principal Executive Officer,
		Principal Financial Officer, Principal
David Alley [1]	Nil		0%
		Accounting Officer, Treasurer, Secretary
		and Director

All Officers and Directors as a
Group (1 Person)	Nil		0%

Changes in Control

     To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

     None.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

     None.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$8,900
2007	$8,200

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-
2007	$-

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-
2007	$-

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$
2007		$-

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
Officer)

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 4th day of March, 2009.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	DAVID ALLEY
David Alley, President, Principal Executive Officer,
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