Form 10-Q
period 2009-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2009-06-04
CIK 805902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,520,533 as of June 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	March 31,	December 31,
As at	2009	2008
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT

Cash and cash equivalents	2,793	5,146

TOTAL ASSETS	2,793	5,146

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	21,285	20,661
Due to a related party (Note 5)	10,000	10,000

TOTAL LIABILITIES	31,285	30,661

STOCKHOLDERS’ EQUITY (DEFICIENCY)

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2008: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,877,177)	(4,874,200)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(28,492)	(25,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	2,793	5,146

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended March 31, 2009	Three Month Period Ended March 31, 2008
	$	$

OTHER INCOME	1	1

GENERAL AND ADMINISTRATIVE EXPENSES	(2,978)	(2,454)

NET (LOSS) AND COMPREHENSIVE (LOSS) FOR THE PERIOD	(2,977)	(2,453)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	15,520,533	15,520,533

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated Since Inception	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock at a price of $0.01 per share pursuant to the exercise of warrants	4,000,000	4,000	36,000	-	40,000

Net loss and comprehensive loss for the year ended December 31, 2005	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss and comprehensive loss for the year ended December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss and comprehensive loss for the year ended December 31, 2007	-	-	-	(20,940)	(20,940)

Balance, December 31, 2007	15,520,533	15,521	4,833,164	(4,851,851)	(3,166)

Net loss and comprehensive loss for the year ended December 31, 2008	-	-	-	(22,349)	(22,349)

Balance, December 31, 2008	15,520,533	15,521	4,833,164	(4,874,200)	(25,515)

Net loss and comprehensive loss for the period ended March 31, 2009	-	-	-	(2,977)	(2,977)

Balance, March 31, 2009	15,520,533	15,521	4,833,164	(4,877,177)	(28,492)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Month Period Ended March 31, 2009	Three Month Period Ended March 31, 2008
	$	$
OPERATING ACTIVITIES
Net Loss	(2,977)	(2,453)

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	624	1,651

Net cash used in operating activities	(2,353)	(4,104)

FINANCING ACTIVITIES
Advance from related party	-	-

Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,353)	(4,104)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,146	20,109

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,793	16,005

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-
Taxes	-	-

NON-CASH FINANCING ACTIVITIES
Stock issued for services	-	-

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2008.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

The Company does not currently have an active business which it is developing.  It has no revenue other than nominal interest income and has accumulated losses of $4,877,177. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock.  The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock.  However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2009 and December 31, 2008, the Company has $nil and $nil cash equivalents and $nil and $nil are over the federally insured limit.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

All advertising costs are expensed as incurred.  During the periods ended March 31, 2009 and 2008 the Company did not incur any advertising costs.

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital.   Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.   As at March 31, 2009 and December 31, 2008 and for the periods then ended the Company has not issued any stock options or similar equity instruments.

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

For the periods ended March 31, 2009 and 2008, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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
March 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments and financial risk

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities and due from a related party.  It is management’s opinion that the Company is not exposed to significant interest rate, foreign currency fluctuation risks or credit risks arising from these financial instruments and, unless otherwise noted, that the fair value of the current assets and liabilities approximate their carrying values due to their short-term nature.

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
March 31, 2009

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
(Unaudited)
March 31, 2009

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

NOTE 3– COMMON STOCK

As at March 31, 2009 and December 31, 2008, there are no shares subject to warrants, agreements or options.

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

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

NOTE 4 – INCOME TAXES (continued)

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Period Ended March 31, 2009	Year Ended December 31, 2008
	$	$
Net operating loss carry forwards (expiring in 2008 to 2028)	3,758,385	3,755,408

Statutory tax rate	35%	35%

Deferred tax assets - net operating loss carry forwards	1,315,435	1,314,393

Less: Valuation allowance	(1,315,435)	(1,314,393)

Net deferred tax assets	-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

As at March 31, 2009, the amount of $10,000 (December 31, 2008 - $10,000) is due to the President of the Company for cash advanced to the Company.  This advance is non-interest bearing, unsecured and due on demand.

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

        We are a development stage company and have not yet generated or realized any revenues from our business operations. Operating capital has been raised through the Company's shareholders. We have no revenue other than interest income and have accumulated losses during the development stage of $4,877,177.  We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which will likely involve the further issuance of capital stock, and the success of our future operations.

Plan of Operation

        The Company is in the development stage and continues to explore new business opportunities.  We have not identified any new business opportunities and have no agreements related to such opportunities. We do not believe that we currently have sufficient revenues to fund all of our anticipated expenses, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

        Our plan of operation over the next twelve months is to raise additional capital to maintain the Company in good standing and to explore new business opportunities.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or as loans from our director. However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.

Results of Operations

        For the quarter just ended, much of our efforts were directed at locating new business opportunities and maintaining the Company’s regulatory filings.  To date, we have not identified any new business opportunities and have no agreements related to such opportunities.

        We remain a company in the development stage. Our balance sheet as of March 31, 2009 reflects total assets of $2,793 comprising of cash.  We had total liabilities of $31,285 for a working capital deficiency of $28,492.  As of March 31, 2009, our President has advanced a total of $10,000 for general working capital.  This advance will need to be repaid once funds become available.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time.

        For the three-month period ended March 31, 2009, we recorded a net loss of $2,977 and a total loss of $4,877,177 from inception.  We spent $2,978 in general and administrative expenses as compared to $2,454 for the same three-month period ended March 31, 2008.

        During the quarter ended March 31, 2009, we did not issue any common stock.

Liquidity

As of the date of this report, the Company has yet to generate any revenues from its business operations.

We had cash on hand of $2,793 as at March 31, 2009 and a working capital deficiency of $28,492 as compared to cash on hand of $5,146 and working capital deficiency of $25,515 as at December 31, 2008.

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

        As of March 31, 2009, our President has advanced a total of $10,000 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.

Our failure to generate revenue and conduct operations since inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations or cease operations entirely.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) during the most recently completed fiscal quarter, pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the most recently completed fiscal quarter we have evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

    Our management, which includes our President, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                   OTHER INFORMATION

                None.

ITEM 6.                   EXHIBITS

       The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of June, 2009.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
(Registrant)

BY:	DAVID ALLEY
David Alley
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer, and member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).