Form 10-K/A
period 2008-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2009-07-22
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

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

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [ X]
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K is being filed in response to certain comments made by the staff of the SEC in a letter dated July 13, 2009.  In response to such comments, we have amended Item 9A – Controls and Procedures and will file a new Section 302 Certification of our Chief Executive and Chief Financial Officer (Exhibit 31.1) that includes the internal control over financial reporting language from the introductory portion of paragraph 4.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on March 6, 2009.

PART II

ITEM 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective however the following material deficiencies exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the sole officer may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

(ii)	As the Company is governed by one officer who is also the only director, there is an inherent lack of segregation of duties and lack of independent governing board.

(iii)
The Company does not have standard procedures in place to ensure that the financial statements agree to the underlying source documents and accounting records, that all of its transactions are completely reflected in the financial statements.

(iv)
There are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amended report to be signed on behalf by the undersigned, thereto duly authorized on this 21st day of July, 2009.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.

BY:	DAVID ALLEY
David Alley, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X