Form 10-Q
period 2009-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2009-07-31
CIK 805902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,520,533 as of July 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
As at	(Unaudited)	(Audited)

	$	$
ASSETS
CURRENT

Cash and cash equivalents	4,354	5,146

TOTAL ASSETS	4,354	5,146

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	18,560	20,661
Due to a related party (Note 5)	18,000	10,000

TOTAL LIABILITIES	36,560	30,661

STOCKHOLDERS’ EQUITY (DEFICIENCY)

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2008: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT	(4,880,891)	(4,874,200)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(32,206)	(25,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	4,354	5,146

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2009	2008	2009	2008
	$	$	$	$

OTHER INCOME	-	1	1	2

GENERAL AND ADMINISTRATIVE EXPENSES	(3,714)	(4,706)	(6,692)	(7,160)

NET (LOSS) AND COMPREHENSIVE (LOSS) FOR THE PERIOD	(3,714)	(4,705)	(6,691)	(7,158)

LOSS PER SHARE

Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and diluted	15,520,533	15,520,533	15,520,533	15,520,533

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

	Common Shares	Stock Amount	Additional Paid in Capital	Deficit Accumulated Since Inception	Total Stockholders’ Equity (Deficiency)
		$	$	$	$

Balance, December 31, 2004	11,520,533	11,521	4,797,164	(4,786,464)	22,221

Issue of common stock at a price of $0.01 per share pursuant to the exercise of warrants	4,000,000	4,000	36,000	-	40,000

Net loss and comprehensive loss for the year ended December 31, 2005	-	-	-	(22,325)	(22,325)

Balance, December 31, 2005	15,520,533	15,521	4,833,164	(4,808,789)	39,896

Net loss and comprehensive loss for the year ended December 31, 2006	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	(4,830,911)	17,774

Net loss and comprehensive loss for the year ended December 31, 2007	-	-	-	(20,940)	(20,940)

Balance, December 31, 2007	15,520,533	15,521	4,833,164	(4,851,851)	(3,166)

Net loss and comprehensive loss for the year ended December 31, 2008	-	-	-	(22,349)	(22,349)

Balance, December 31, 2008	15,520,533	15,521	4,833,164	(4,874,200)	(25,515)

Net loss and comprehensive loss for the period ended June 30, 2009	-	-	-	(6,691)	(6,691)

Balance, June 30, 2009	15,520,533	15,521	4,833,164	(4,880,891)	(32,206)

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Period Ended June 30, 2009	Six Month Period Ended June 30, 2008
	$	$
OPERATING ACTIVITIES
Net Loss	(6,691)	(7,158)

Change in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	(2,101)	(7,139)

Net cash (used in) operating activities	(8,792)	(14,297)

FINANCING ACTIVITIES
Advance from related party	8,000	-

Net cash provided by financing activities	8,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(792)	(14,297)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,146	20,109

CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,354	5,812

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-
Taxes	-	-

NON-CASH FINANCING ACTIVITIES
None	-	-

See accompanying Notes to the Financial Statements

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

The Company does not currently have an active business which it is developing.  It has no revenue other than nominal interest income and has accumulated losses of $4,880,891. Until a business is acquired or developed and a self-sustaining level of operations is attained, any future financing will likely involve the further issuance of capital stock.  The Company’s financial statements were prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and discharge of liabilities in the normal course of business. Management intends to secure additional financing through the issuance of stock.  However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common shares, or that it will ever develop a business, which is self-supporting. Such limitations could have a material adverse effect on the Company’s financial condition or operations, and these financial statements do not include any adjustments that could result therefrom. These factors together raise substantial doubt about its ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2009 and December 31, 2008, the Company has $nil and $nil cash equivalents and $nil and $nil are over the federally insured limit.

Advertising costs

All advertising costs are expensed as incurred.  During the periods ended June 30, 2009 and 2008 the Company did not incur any advertising costs.

Stock-based compensation

The Company has adopted SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital.   Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.   As at June 30, 2009 and December 31, 2008 and for the periods then ended the Company has not issued any stock options or similar equity instruments.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income (loss)

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

For the periods ended June 30, 2009 and 2008, the Company’s financial statements include none of the additional elements that affect comprehensive income (loss). Accordingly, net loss and comprehensive loss are identical.

Loss per share

Basic loss per common share has been calculated based on Halo’s weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of FSP EITF 03-6-1 does not have a material impact on the Company’s financial statements.

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

Financial instruments and financial risk

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities and due from a related party.  It is management’s opinion that the Company is not exposed to significant interest rate, foreign currency fluctuation risks or credit risks arising from these financial instruments and, unless otherwise noted, that the fair value of the current assets and liabilities approximates their carrying values due to their short-term nature.

Translation of foreign currencies

The Company’s functional currency is U.S. dollars and unless otherwise indicated all amounts in these financial statements are stated in U.S. dollars.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of foreign currencies (continued)

Revenues and expenses arising from foreign currency transactions are translated into United States dollars at the rates of exchange prevailing when the transactions occur.  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the rates prevailing on the balance sheet date.  Other assets and liabilities are translated into United States dollars at the rates prevailing on the transaction dates. Exchange gains and losses are recorded as income or expense in the period in which they occur.

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

Recent accounting pronouncements

In June 2009, the FASB issued FASB No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the standard will not have a material impact on the Company.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No.165 to have a material effect on the Company’s financial statements.

HEALTH ANTI-AGING LIFESTYLE OPTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 3– COMMON STOCK

As at June 30, 2009 and December 31, 2008, there are no shares subject to warrants, agreements or options.

NOTE 4 – INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses.

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Period Ended June 30, 2009		Year Ended December 31, 2008
	$		$
Net operating loss carry forwards (expiring in 2008 to 2028)		3,762,099		3,755,408

Statutory tax rate		35%		35%

Deferred tax assets - net operating loss carry forwards		1,316,735		1,314,393

Less: Valuation allowance		(1,316,735)		(1,314,393)

Net deferred tax assets		-		-

NOTE 5 – RELATED PARTY TRANSACTIONS

As at June 30, 2009, the amount of $18,000 (December 31, 2008 - $10,000) is due to the President of the Company for cash advanced to the Company.  This advance is non-interest bearing, unsecured and due on demand.

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

        We are a development stage company and have not yet generated or realized any revenues from our business operations. Operating capital has been raised through the Company's shareholders. We have no revenue other than interest income and have accumulated losses during the development stage of $4,880,891.  We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  In view of these matters, our ability to continue as a going concern is dependant upon our ability to meet our financial requirements, raise additional capital; which will likely involve the further issuance of capital stock, and the success of our future operations.

Plan of Operation

        The Company is in the development stage and continues to explore new business opportunities.  We have not identified any new business opportunities and have no agreements related to such opportunities. We do not believe that we currently have sufficient revenues to fund all of our anticipated expenses.  We will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Results of Operations

From Inception on October 24, 1986 to June 30, 2009 and for Six months ended June 30, 2009 Compared to June 30, 2008

        For the quarter just ended, much of our efforts were directed at locating new business opportunities and maintaining the Company’s regulatory filings.  To date, we have not identified any new business opportunities and have no agreements related to such opportunities.

        We remain a company in the development stage. Our balance sheet as of June 30, 2009 reflects total assets of $4,354 comprising of cash.  We had total liabilities of $36,560 for a working capital deficiency of $32,206.  As of June 30, 2009, our President has advanced a total of $18,000 for general working capital.  This advance will need to be repaid once funds become available.  There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.  If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time.

        For the three months ended June 30, 2009 and 2008: We had a net loss of $3,714 for the three months ended June 30, 2009 compared to a net loss of $4,705 for the three months ended June 30, 2008.  The decrease of $991 was to a decrease in general and administrative expenses.

        For the six months ended June 30, 2009 and 2008: We experienced a net loss of $6,691 and $7,158 for the six months ended June 30, 2009 and 2008 respectively. This decrease of $467 was due to a decrease in general and administrative expenses.

        During the quarter ended June 30, 2009, we did not issue any common stock.

Liquidity

As of the date of this report, the Company has yet to generate any revenues from its business operations.

We had cash on hand of $4,354 as at June 30, 2009 and a working capital deficiency of $32,206 as compared to cash on hand of $5,146 and working capital deficiency of $25,515 as at December 31, 2008.

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

        As of June 30, 2009, our President has advanced a total of $18,000 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.

Our failure to generate revenue and conduct operations since inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations or cease operations entirely.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements.

Critical Accounting Policies

        There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2008 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective however the following material deficiencies exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of July, 2009.

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