Form 10-K/A
period 2008-12-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2009-08-20
CIK 805902

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes  [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes  [ X ] No

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K is being filed in response to certain comments made by the staff of the SEC in a facsimile dated August 17, 2009.  In response to such comments, we have further amended Item 9A – Controls and Procedures to modify our disclosures to disclose management’s revised conclusion on the effectiveness of our disclosure controls and procedures.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on March 6, 2009.

PART II

ITEM 9A.                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective since the following material weaknesses exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the Company’s officer may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

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

Changes in Disclosure Controls and Procedures

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

Continuing Remediation Efforts to Address Deficiencies in the Company’s Internal Control Over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned deficiencies, will implement the following remediation measures:

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amended report to be signed on behalf by the undersigned, thereto duly authorized on this 20th day of August, 2009.

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