Form 10-Q/A
period 2009-03-31
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2009-08-26
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q is being filed in response to certain comments made by the staff of the SEC in a facsimile dated August 17, 2009.  In response to such comments, we have amended the disclosure under Item 4 – Controls and Procedures.

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on June 4, 2009.

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

Once the Company is engaged in a business of merit and has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this amended report to be signed on behalf by the undersigned, thereto duly authorized on this 25th day of August, 2009.

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