Form 10-Q/A
period 2009-06-30
HEALTH ANTI AGING LIFESTYLE OPTIONS INC
filed 2009-08-26
CIK 805902

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

    Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on July 31, 2009.

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

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