Form 10-K
period 2009-12-31
PREVISTO INTERNATIONAL HOLDINGS Inc
filed 2011-10-04
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number 000-50068

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(Exact name of registrant as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

36 Palazzo Terrace
Henderson, NV   89074
(Address of principal executive offices, including zip code)

(702) 612-3014
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [   ] Yes   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:     [   ] Yes No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [   ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in  Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer ]	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [X] Yes   [   ] No

The aggregate market value of the voting common stock held by non-affiliates (15,520,533 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the par value of the stock of $0.001 was $15,521 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.

On December 31, 2009, the Registrant had 15,520,533 outstanding common shares of voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference are referred to under Part IV of report on Form 10-K.

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(FORMERLY HEALTH ANTI-AGING LIFESTYLE OPTIONS INC.)

Cautionary Statement Regarding Forward-Looking Statements

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider the following:

•	our ability to successfully implement our business strategy;

•	the impact of competition and changes to the competitive environment on our products and services; and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1.                      BUSINESS

We were incorporated under the laws of Utah as Daur & Shaver, Inc. on October 24, 1986.  On August 31, 1987, we completed the acquisition of all the outstanding common shares of Western Antenna Research, Inc. a Colorado corporation.  Our name was subsequently changed to Western Antenna Corporation.  After two years of unsuccessful operations Western Antenna Research, Inc. was abandoned, the name of the Company was changed to Hortitech, Inc.  Subsequently, the name of the Company was changed to MicroAccel, Inc. (“MicroAccel”) on February 2, 2000.

Effective February 28, 2002, we acquired 99.65% interest in Network Lifestyle Radio Corp. ("NLR") under a Share Exchange Agreement, and subsequently changed our name to Health Anti-Aging Lifestyle Options, Inc. (“Halo”).  At the time of acquisition, NLR was a development stage company in the process of developing its business of providing products and services in the health, wellness and anti-aging industry.

Effective March 31, 2003 we completed Compromise and Settlement Agreements to rescind certain Share Exchange Agreements entered into with former shareholders of NLR.  The transactions resulted in us transferring and delivering directly and indirectly 5,452,500 common shares in NLR to former directors and executive officers of Halo, who were also prior shareholders of NLR; 4,981,500 common shares in NLR to prior shareholders of NLR and 1,180,133 common shares in NLR to NLR’s treasury on behalf of 22 former NLR shareholders who did not participate in the rescission.  We received from the former shareholders of NLR an aggregate of 10,205,500 shares of our common stock, which was cancelled.

To date, our only activities have been organizational, directed at acquiring our principal asset, raising initial capital and developing our business plan.  We have not commenced commercial operations.  We have no revenue other than interest income and have accumulated losses since inception of $4,883,004.  We expect to generate

-1- | Page

operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital; which may likely involve the further issuance of capital stock, and the success of our future operations.

On September 11, 2009, we filed a Form 15 with the Securities and Exchange Commission. The filing of Form 15 was made under Rule 12g-4(a)(1). Subsequent to the filing of the Form 15, the Company’s securities continued to be traded on the Pink Sheets under the trading symbol “HLOI”.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can now be defined as a "shell company” whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. We have no assets other than $445 in cash and no operations.

Subsequent to the period covered by this annual report, we changed our name to Previsto International Holdings Incorporated.  The name change was effective November 18, 2010.

Merger or Acquisition of a Candidate

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

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

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will:

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market; and
-
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

-2- | Page

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

In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer and director is currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel;
-	the anticipated acceptability of new products or marketing concepts; and
-
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

-3- | Page

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

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;
-
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission;

-
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-
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

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

-	a description of products;
-	services and company history;
-	management resumes;
-	financial information;

-4- | Page

-	available projections, with related assumptions upon which they are based;
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto;
-	present and proposed forms of compensation to management;
-	a description of transactions between such company and its affiliates during relevant periods ;
-	a description of present and required facilities;
-	an analysis of risks and competitive conditions;
-	a financial plan of operation and estimated capital requirements;
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and

-	and other information deemed relevant.

As part of our investigation, our sole officer and director:

-	may meet personally with management and key personnel;
-	may visit and inspect material facilities;
-	obtain independent analysis or verification of certain information provided;
-	check references of management and key personnel; and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Benefits of a Merger or Acquisition With Us

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders;
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial; and

-
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

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

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

-	leases, purchase and sale agreements;
-	licenses;
-	joint ventures; and
-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

-5- | Page

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

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

-	specific representations and warranties by all of the parties thereto;
-	specify certain events of default;
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing;
-	outline the manner of bearing costs if the transaction is not closed;
-	set forth remedies upon default; and
-	include miscellaneous other terms.

We anticipate that we, and/or our sole officer and director will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a definitive binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

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

-6- | Page

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

Specifically, we intend to conduct our activities so as to avoid being classified as an Investment Company under the Investment Company Act of 1940 (“Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities.

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

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933, as amended (the “Act”). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

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

Employees

We currently have no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in

-7- | Page

connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, our sole officer and director prior to, or at the same time as the completion of a business acquisition.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.          PROPERTIES

We own no real property. We currently maintain office space located at  36 Palazzo Terrace, Henderson, NV.   We have no monthly rent, nor do we accrue any expense for monthly rent.  Mr. Weston, our president, chief financial officer and director, provides us with office space in which we conduct business on our behalf.  Mr. Weston does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is quoted on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter Pink marketplace under the name “Previsto International Holdings Incorporated” and under the symbol “HLOI”.  Our common stock par value is $0.001 per share.

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

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2009, and 2008 is shown below.  Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

-8- | Page

Fiscal Year	High Bid	Low Bid
2009
Fourth Quarter 10-1-09 to 12-31-09	$0.75	$0.315
Third Quarter 7-1-09 to 9-30-09	$5.50	$0.60
Second Quarter 4-1-09 to 6-30-09	$1.00	$1.00
First Quarter 1-1-09 to 3-31-09	$1.50	$1.00

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 10-1-08 to 12-31-08	$2.00	$1.50
Third Quarter 7-1-08 to 9-30-08	$2.50	$2.00
Second Quarter 4-1-08 to 6-30-08	$2.50	$2.00
First Quarter 1-1-08 to 3-31-08	$2.50	$2.00

Shareholders

At December 31, 2009 the Company had 169 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

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

-9- | Page

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

Recent Sale of Unregistered Securities

None.

ITEM 6.          SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Previsto International Holdings Incorporated (formerly Health Anti-Aging Lifestyle Options, Inc.) upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of new business opportunities.

We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms.  If additional capital is required funding will be in the form of debt financing or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funding

-10- | Page

from the sale of our common stock to fund all of our anticipated expenses.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

At December 31, 2009, we had total assets of $445 and total liabilities of $34,764, resulting in a working capital of $445, compared to total assets of $5,147 and total liabilities of $30,662 for a working capital deficit of $15,515 as at December 31, 2008.

We incurred a loss of $8,804 for the year ended December 31, 2009 and we have incurred an aggregate deficit since inception of $4,883,004.

Since inception, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. During the year ended December 31, 2009, the amount of $18,000 previously due to the former President of the Company for cash advanced was assigned to a non-related party, upon our former President’s resignation. During the same period, the non-related party acquired an outstanding debt held by the Company in the amount of $16,764 totaling $34,764 due to a non-related party as at December 31, 2009.  This advance will need to be repaid once funds become available.  There can be no assurance that funds will be advanced as required or that other methods of financing will be available or accessible on reasonable terms.

As at December 31, 2009 we had $445 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We operate with minimal overhead costs and need to raise additional capital to fund any future plan of operation. The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations. We do not have any arrangements in place for any future equity financing at this time.

Plan of Operation

Our plan of operation over the next twelve months is to raise additional capital to maintain the Company in good standing and to explore new business opportunities.  It is the intent of the Company to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

As a result of our limited resources, we expect to target only a single business combination.  Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business.  Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

-11- | Page

Any new business opportunities will likely require additional capital. We anticipate that additional funding will be in the form of debt financing or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.

Our sole officer and director is available to devote a limited portion of his time to our affairs on a part-time basis.  We expect to use outside consultants, accountants and attorneys as necessary.  We do not anticipate hiring any full time employees as long as we are seeking and evaluating business opportunities.

Results of Operations

For the Years Ended December 31, 2009 and 2008

We did not generate any revenues during the fiscal years ended December 31, 2009 and 2008.  We had a net loss of $8,804 for the year ended December 31, 2009 compared to a net loss of $22,349 for the year ended December 31, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $8,804 and $22,349 for the years ended December 31, 2009 and 2008, respectively.  Operating expenses decreased by $13,545 in the year ended December 31, 2009 due to a reduction in legal, audit and filing fees as compared to the year ended December 31, 2008.  During the year ended December 31, 2008, the Company incurred increased operating expenses due to the review and filing of the amendment to the Company’s December 31, 2007 Form 10-K. Additionally, operating expenses decreased during the year ended December 31, 2009 as a result of the Company filing a Form 15 with the Securities and Exchange Commission on September 11, 2009.

For the fiscal years of 2009 and 2008 much of the Company’s resources were directed at maintaining the Company in good standing and developing a business plan.

As of the date of this report, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  The financial statements included in this annual report have been prepared on the going-concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

-12- | Page

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.

On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

-13- | Page

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Previsto International Holdings Incorporated
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)

December 31, 2009 and 2008

-14- | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Previsto International Holdings Incorporated
(A Development Stage Company)
Henderson, Nevada

We have audited the accompanying balance sheet of Previsto International Holdings Incorporated (formerly Health Anti-Aging Lifestyle Options, Inc.), (a Development Stage Company) (the “Company”) as of December 31, 2009 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Previsto International Holdings Incorporated (formerly Health Anti-Aging Lifestyle Options, Inc.) as of December 31, 2009, and the results of its operations, and its cash flows for the period noted above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

September 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
 Health Anti-Aging Lifestyle Options, Inc.

We have audited the accompanying balance sheets of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Health Anti-Aging Lifestyle Options, Inc. as at December 31, 2008, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the Unites States of America.

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

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
As at	2009	2008
	$	$
ASSETS
CURRENT

Cash and cash equivalents	445	5,147

TOTAL ASSETS	445	5,147

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	-	20,662

LONG TERM

Due to a related party (Note 6)	-	10,000
Due to a non-related party (Note 6)	34,764	-

TOTAL LIABILITIES	34,764	30,662

STOCKHOLDERS’ DEFICIT

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 15,520,533 shares
(December 31, 2008: 15,520,533 shares)	15,521	15,521

ADDITIONAL PAID-IN CAPITAL	4,833,164	4,833,164

DEFICIT ACCUMULATED PRIOR TO DECEMBER 31, 2002	(2,296,158)	(2,296,158)

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(2,586,846)	(2,578,042)

TOTAL STOCKHOLDERS’ DEFICIT	(34,319)	(25,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	445	5,147

See accompanying Notes to the Financial Statements

 PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Unaudited For the Period From December 31, 2002 (Inception of Development Stage) To December 31, 2009
	$	$	$

GENERAL AND ADMINISTRATIVE EXPENSES	(8,804)	(22,349)	(2,586,846)

NET LOSS	(8,804)	(22,349)	(2,586,846)

LOSS PER SHARE

Basic and diluted	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and diluted	15,520,533	15,520,533

See accompanying Notes to the Financial Statements

 PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Shares	Stock Amount	Additional Paid in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Since Inception	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Balance December 31, 2002 - re-entered development stage) (unaudited)	16,726,033	16,726	4,741,959	(2,297,768)	(2,296,158)	164,759

Advances in year	-	-	-	(30,000)	-	(30,000)

Issue of common stock at a price of $0.01 per share	5,000,000	5,000	45,000	-	-	50,000

Rescission of share exchange agreement	(10,205,500)	(10,205)	10,205	2,327,768	-	2,327,768
Net loss – December 31, 2003 (unaudited)	-	-	-	-	(2,456,541)	(2,456,541)

Balance December 31, 2003	11,520,533	11,521	4,797,164	-	(4,752,699)	55,986

Net loss - December 31, 2004 (unaudited)	-	-	-	-	(33,765)	(33,765)

Balance December 31, 2004	11,520,533	11,521	4,797,164	-	(4,786,464)	22,221

Issue of common stock on November 7, 2005 at $0.01 per share pursuant to exercise of warrants	4,000,000	4,000	36,000	-	-	40,000

Net loss - December 31, 2005 (unaudited)	-	-	-	-	(22,325)	(22,325)

Balance December 31, 2005	15,520,533	15,521	4,833,164	-	(4,808,789)	39,896

Net loss - December 31, 2006 (unaudited)	-	-	-	-	(22,122)	(22,122)

Balance, December 31, 2006	15,520,533	15,521	4,833,164	-	(4,830,911)	17,774

Net loss - December 31, 2007 (unaudited)	-	-	-	-	(20,940)	(20,940)

Balance, December 31, 2007	15,520,533	15,521	4,833,164	-	(4,851,851)	(3,166)

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED (Formerly Health Anti-Aging Lifestyle Options, Inc.) (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Shares	Stock Amount	Additional Paid-In Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Since Inception	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Net loss - December 31, 2008 (unaudited)	-	-	-	-	(22,349)	(22,349)

Balance, December 31, 2008	15,520,533	15,521	4,833,164	-	(4,874,200)	(25,515)

Net loss - December 31, 2009	-	-	-	-	(8,804)	(8,804)

Balance, December 31, 2009	15,520,533	15,521	4,833,164	-	(4,883,004)	(34,319)

See accompanying Notes to the Financial Statements

 PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Unaudited For the Period From December 31, 2002 (development stage) To December 31, 2009
	$	$	$
OPERATING ACTIVITIES
Net Loss	(8,804)	(22,349)	(2,586,846)

Adjustments to reconcile net loss to net cash used in operating activities:
- Loss on rescission of share exchange agreement	-	-	2,388,776

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	(20,662)	(2,613)	-

Net cash (used in) operating activities	(29,466)	(24,962)	(198,070)

INVESTING ACTIVITIES
Proceeds from sale of shares in development stage company	-	-	80,000

Net cash provided by (used in) investing activities	-	-	80,000

FINANCING ACTIVITIES
Advance from a related party	8,000	10,000	-
Advance from a non-related party	16,764	-	-
Issuance of common stock	-	-	90,000

Net cash provided by financing activities	24,764	10,000	90,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,702)	(14,962)	(28,070)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,147	20,109	28,515

CASH AND CASH EQUIVALENTS AT END OF PERIOD	445	5,147	445

NON-CASH TRANSACTIONS

Reclass from related party to third party debt	$18,000	-	$18,000

See accompanying Notes to the Financial Statements

 PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Previsto International Holdings Incorporated, “the Company” was incorporated in the state of Utah as Daur & Shaver, Inc. on October 24, 1986. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities”. The Company’s principal business plan up to December 31, 2002 was to provide products and services in the health, wellness and anti-aging industry.  The Company is now searching for, identifying and entering into an investment, either through funding or acquisition, in a new business operation.
Since December 31, 2002, the Company has never generated any revenues, and has accumulated losses. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at December 31, 2009 and 2008, the Company has cash equivalents in the amount of $ nil and $nil are over the federally insured limit.

Stock-based compensation

The Company has adopted ASC topic 718, “Compensation – Stock Based Compensation” to require companies to record as expense the fair value of equity-based compensation, including stock options and warrants, over the applicable vesting period.  ASC topic 718 also requires more extensive disclosures concerning stock options than required under previous standards.  The new standard applies to option grants made after adoption, as well as options that have not vested at the date of adoption.  As at December 31, 2009 and 2008 and for the years then ended the Company has not issued any stock options or similar equity instruments.

Comprehensive income (loss)

In accordance with ASC topic 220, “Comprehensive Income”, comprehensive income consists of net income and other gains and losses affecting stockholders’  equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the functional currency is not U.S. dollars, and minimum pension liability.

For the years ended December 31, 2009 and 2008, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

 PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly  Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per share

The Company computes loss per share in accordance with ASC topic 260, “Earnings Per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Financial instruments and financial risk

ASC topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and due from a non-related party.  It is management’s opinion that the Company is not exposed to significant interest rate, foreign currency fluctuation risks or credit risks arising from these financial instruments and, unless otherwise noted, that the fair value of the current assets and liabilities approximates their carrying values due to their short-term nature.

 PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly  Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

Income taxes

We account for income taxes in accordance with ASC topic 740, “Income Taxes”.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. Due to the uncertainty regarding the Company’s profitability, the deferred tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

Recent accounting pronouncements

None.

NOTE 3- SUBSEQUENT EVENTS

On September 30, 2010, the Company effected a decrease of its authorized capital from 200,000,000 shares to 4,000,000 shares. In connection with this decrease, it effected a reverse stock split on a 1 for 50 basis such that each shareholder will hold one share for every fifty shares previously held. The reverse stock split was completed on October 4, 2010 resulting in 311,000 common shares issued and outstanding.

On October 5, 2010, the Company sold 3,500,000 shares for proceeds of $3,500.

On November 17, 2010, the Company adopted amended and restated Articles of Incorporation and amended Bylaws.  As a result of adopting the amended and restated Articles of Incorporation, on November 18, 2010 the Company increased its authorized capital back up to 200,000,000 shares with a par value of $0.001 per share and changed the name of the Company to Previsto International Holdings Incorporated (“Previsto”).

On December 7, 2010, the Company sold 4,000,000 shares for proceeds of $4,000.

On June 30, 2011, the Company sold 7,000,000 shares for proceeds of $35,000.

 PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 4– COMMON STOCK

As at December 31, 2009 and 2008, there are no shares subject to warrants, agreements or options.

NOTE 5 – INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	$		$
Net operating loss carry forwards (expiring in 2028)		4,883,004		4,874,200

Statutory tax rate		35%		35%

Deferred tax assets - net operating loss carry forwards		1,709,051		1,705,970

Less: Valuation allowance		(1,709,051)		(1,705,970)

Net deferred tax assets		-		-

NOTE 6 – RELATED AND NON-RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the amount of $18,000 (December 31, 2008 - $10,000) due to the former President of the Company for cash advanced was acquired by a non-related party. This loan is non-interest bearing, unsecured and due on demand.

During the same period, a non-related party also acquired an outstanding debt held by the Company in the amount of $16,764 totaling $34,764 due to a non-related party as at December 31, 2009 (December 31, 2008 - $0). This loan is non-interest bearing, unsecured and due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the reporting period covered by this report on Form 10-K,  we determined to change our principal independent registered public accounting firm.  On July 19, 2011 the firm of ChangLee, LLP, was dismissed as the principal independent registered accounting firm for the Company and we engaged a new principal independent registered public accounting firm to provide services for the years ended December 31, 2011, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended. The Company’s Board of Directors recommended and approved the decision to change the Company’s principal independent registered public accounting firm.

Notification of this event was not filed on Form 8-K, pursuant to the filing of a Form 15 filed with the Securities and Exchange Commission on September 11, 2009.

ChangLee LLP’s reports on our audited financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that its audit report for the fiscal years ended December 31, 2008 and 2007 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

In connection with its audit for the fiscal years ended December 31, 2008 and 2007 and during the subsequent interim period through July 19, 2011, the date of the dismissal of ChangLee, LLP, there were no disagreements with ChangLee, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ChangLee, LLP, would have caused ChangLee, LLP to make reference to the subject matter of the disagreement in connection with its report, nor were there any “reportable events” as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

On July 19, 2011 our Board of Directors approved the appointment of and engaged the firm of MaloneBailey, LLP, as our new principal independent registered accounting firm.   Prior to engaging MaloneBailey, LLP, we did not consult with MaloneBailey, LLP with respect to the application of accounting principles to a specified completed or contemplated transaction or regarding the type of audit opinion that might be rendered by MaloneBailey, LLP on our financial statements and MaloneBailey, LLP did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective since the following material weaknesses exist: the Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the Company’s sole officer may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document; as the Company is governed by one officer who is also the only director, there is an inherent lack of segregation of duties and lack of independent governing board; the Company does not have standard procedures in place to ensure that the financial statements agree to the underlying source documents and accounting records, that all of its transactions are completely reflected in the financial statements; and there are no controls in place to ensure that expenses are recorded when incurred, as opposed to when invoices are presented by suppliers, increasing the risk of incomplete expenses and accrued liabilities.

-31- | Page

In August 2009 the Company’s management concluded that if the internal control over financial reporting design has material weaknesses and is concluded to be ineffective than the disclosure controls and procedures are ineffective as well. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2009 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2009, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following deficiencies, that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2009:

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  To date we have not established an audit committee, the Board of Directors acts in the capacity of audit committee.

2.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2009 the majority of the preparation of financial statements was carried out by one person.  Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of December 31, 2009, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

-32- | Page

Continuing Remediation Efforts to Address Deficiencies in the Company’s Internal Control Over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned deficiencies, will implement the following remediation measures: our Board of Directors will nominate an audit committee and audit committee financial expert; we will appoint additional personnel to assist with the preparation of our financial statements, which will allow for proper segregation of duties, as well as additional manpower for proper documentation and;  we will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title

Randy Weston	47	Principal Executive and Principal Financial Officer, President, Secretary/Treasurer, Principal Accounting Officer and Director

Background of Officers and Directors

Randy Weston (age 47) has been the President, Principal Executive and Principal Financial Officer, Secretary-Treasurer, Principal Accounting Officer and sole director of the Company since September 21, 2009.  On September 21, 2009, Randy Weston assumed the position of Director, President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Principal Accounting Officer to fill the vacancy created by the resignation of David Alley, a former officer and director of the Company.

-33- | Page

Mr. Weston is presently employed as a consultant for Dynamic Airlines in Winston-Salem, North Carolina which began in February 2011. Dynamic Airlines is a  leading provider of innovative aviation solutions to government and commercial organizations worldwide.  Previously, he was employed by Herbst Oil Company; an aviation carrier operating out of Las Vegas, Nevada.  Mr. Weston was employed as an executive pilot with Herbst Oil Company from November 2005 to February 2011.

Prior to joining Previsto International Holdings Incorporated (formerly Health Anti-Aging Lifestyle Options, Inc.), from March 2006 – May 2008, Randy Weston served as the President, Secretary, Treasurer and a director of RM Health International, Inc.(OTCBB: RMHL); in Henderson, Nevada.  RM Health International, Inc. was a web based  comprehensive education resource and online purchase facility targeted at the lifestyles of health and sustainability consumers demographic.  In May 2008, the company completed a merger transaction with Blue Earth Delaware, changing the company’s name to Blue Earth Solutions, Inc. (OTCBB: BESN).  Pursuant to the terms of the merger agreement Randy Weston resigned  from his positions as President, Secretary, Treasurer and a director of RM Health International, Inc. and the company carried on the business of Blue Earth Solutions, Inc. going forward.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Weston has not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

-34- | Page

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Audit Committee and Audit Committee Financial Expert

There is no separately designated standing audit committee.  The Company’s board of directors acts as the audit committee.  The board of directors does not have an independent “financial expert” because it does not believe that the scope of our activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our common stock is not listed on a stock exchange and we are not subject to the special corporate governance requirements of any stock exchanges.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.  The Company’s Code of Ethics is incorporated by reference.

Nominating Committee

We not currently have a standing nominating committee.  Our board of directors performs the functions that would customarily be performed by a nominating committee.  Our board of directors does not believe a separate nominating committee is required at this time due to our size and scope of  business operations and the limited resources of the Company.

Our stockholders may recommend candidates for nomination as directors.  Any such recommendation must include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the

-35- | Page

candidate and us within the last three fiscal years.  Any such future recommendations should be sent to: Previsto International Holdings Incorporated, 36 Palazzo Terrace, Henderson, NV 89074, Attn:  President.

There have been no recommended nominees from our stockholders.  We do not pay any fees to third parties to evaluate or identify potential nominees.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to our executive officers during the year ended December 31, 2009 for all services rendered in all capacities during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Randy Weston	2009	0	0	0	0	0	0	0	0
CEO, CFO, President,	2008	0	0	0	0	0	0	0	0
Secretary/Treasurer, Principal Accounting Officer	2007	0	0	0	0	0	0	0	0

David Alley	2009	0	0	0	0	0	0	0	0
(Former CEO, CFO,	2008	0	0	0	0	0	0	0	0
President, Secretary/ Treasurer, Principal Accounting Officer- resigned September 21, 2009)	2007	0	0	0	0	0	0	0	0

Employment Agreements

There are no employment agreements with any of our officers and none are contemplated.  There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our executive officers, or directors or employees during the current fiscal year.  No stock options have been previously granted.

-36- | Page

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year; December 31, 2009.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Randy Weston (appointed September 21, 2009)	0	0	0	0	0	0	0

David Alley (former director- resigned September 21, 2009)	0	0	0	0	0	0	0

There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 31, 2009 with the computation being based upon 15,520,533 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class

Randy Weston [1]	Nil	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	0%

All Officers and Directors as a
Group (1 Person)	Nil		0%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

-37- | Page

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Mr. Weston, our president, principal financial officer and director, provides us with office space in which we conduct business on our behalf.  Mr. Weston does not receive any remuneration for the use of this facility or time spent on behalf of us.

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

2009	$3,225
2008	$8,900

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-
2008	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-
2008	$-

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-
2008	$-

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

-38- | Page

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

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

-39- | Page

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 29th day of September, 2011.

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED (Formerly Health Anti-Aging Lifestyle Options, Inc.)

BY:	/s/ RANDY WESTON
Randy Weston, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

-40- | Page

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

-41- | Page