Form 10-K
period 2010-12-31
PREVISTO INTERNATIONAL HOLDINGS Inc
filed 2011-11-01
CIK 805902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission file number 000-50068

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(Exact name of registrant as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

36 Palazzo Terrace
Henderson, NV   89074
(Address of principal executive offices, including zip code)

(702) 612-3014
(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting common stock held by non-affiliates (311,000 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the par value of the stock of $0.35 was $108,850 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.

On December 31, 2010, the Registrant had 7,811,000 outstanding common shares of voting common stock.

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

Effective February 28, 2002, we acquired 99.65% interest in Network Lifestyle Radio Corp. (“NLR”) under a Share Exchange Agreement, and subsequently changed our name to Health Anti-Aging Lifestyle Options, Inc. (“Halo”).  At the time of acquisition, NLR was a development stage company in the process of developing its business of providing products and services in the health, wellness and anti-aging industry.

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

 1 | P a g e

To date, our only activities have been organizational, directed at acquiring our principal asset, raising initial capital and developing our business plan.  We have not commenced commercial operations.  We have no revenue other than interest income and have accumulated losses since inception of $6,212,819.  We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital; which may likely involve the further issuance of capital stock, and the success of our future operations.

On September 11, 2009, we filed a Form 15  with the Securities and Exchange Commission. The filing of Form 15 was made under Rule 12g-4(a)(1). Subsequent to the filing of the Form 15, the Company’s securities continued to be traded on the Pink Sheets under the trading symbol “HLOI” .

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can now be defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. We have no assets other than $3,308 in cash and no operations.

On November 18, 2010, we changed our name to Previsto International Holdings Incorporated.

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

 2 | P a g e

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management’s analysis of the quality of the other company’s management and personnel;
-	the anticipated acceptability of new products or marketing concepts; and
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

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the

 3 | P a g e

stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders’ advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

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

Potential investors must recognize that, because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

 4 | P a g e

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

 5 | P a g e

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

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

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

 6 | P a g e

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

 7 | P a g e

Employees

We currently have no employees other than our sole officer and director. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, our sole officer and director prior to, or at the same time as the completion of a business acquisition.

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

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the calendar years ended December 31, 2010, and 2009 is shown below.  Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

 8 | P a g e

Fiscal Year	High Bid	Low Bid
2010
Fourth Quarter 10-1-10 to 12-31-10	$0.75	$0.15
Third Quarter 7-1-10 to 9-30-10	$0.75	$0.25
Second Quarter 4-1-10 to 6-30-10	$0.35	$0.35
First Quarter 1-1-10 to 3-31-10	$0.50	$0.32

Fiscal Year	High Bid	Low Bid
2009
Fourth Quarter 10-1-09 to 12-31-09	$0.75	$0.315
Third Quarter 7-1-09 to 9-30-09	$5.50	$0.60
Second Quarter 4-1-09 to 6-30-09	$1.00	$1.00
First Quarter 1-1-09 to 3-31-09	$1.50	$1.00

Shareholders

At December 31, 2010 the Company had 152 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

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

 9 | P a g e

Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sale of Unregistered Securities

On October 5, 2010, the Company sold 3,500,000 shares for proceeds of $3,500.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The purchaser was furnished with the same information that could be found in a Form S-1 registration statement and was determined to be “sophisticated” as that term is defined in administration decisions of the SEC.

On December 7, 2010, the Company sold 4,000,000 shares for proceeds of $4,000.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each purchaser was furnished with the same information that could be found in a Form S-1 registration statement and each investor was determined to be “sophisticated” as that term is defined in administration decisions of the SEC.

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

 10 | P a g e

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

Liquidity and Capital Resources

At December 31, 2010, we had total assets of $3,308, total liabilities of $42,441, and a working deficit of $39,133, compared to total assets of $445, total liabilities of $34,764 and  a working deficit of $34,319 as at December 31, 2009.

We incurred a loss of $1,329,815 for the year ended December 31, 2010 and we have incurred an aggregate deficit since inception of $6,212,819.

At December 31, 2010, the amount of $34,764 is due to a non-related party.  There can be no assurance that funds will be advanced as required or that other methods of financing will be available or accessible on reasonable terms.

During the year ended December 31, 2010, the President of the Company advanced $15,000 towards working capital,  $7,500 of this advance was allocated towards the purchase of 7,500,000 shares of common stock in the capital of the Company. The remaining $7,500 due to our President is unsecured and due on demand.

As at December 31, 2010 we had $3,308 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

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

 11 | P a g e

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

Results of Operations

For the Years Ended December 31, 2010 and 2009

We did not generate any revenues during the fiscal years ended December 31, 2010 and 2009.  We had a net loss of $1,329,815 for the year ended December 31, 2010 compared to a net loss of $8,804 for the year ended December 31, 2009.  The change is explained below.

Operating Expenses:  Operating expenses were $1,329,815 and $8,804 for the years ended December 31, 2010 and 2009, respectively.  Operating expenses increased by $1,321,011 in the year ended December 31, 2010 as a result of reformation activities within the Company.  We had an increase in transfer agent fees associated with the reverse stock split in September 2010, increases in legal fees and Utah state filing fees associated with the reverse stock split and filing of our amended and restated Articles of Incorporation and Bylaws and an increase in general office expenses related to our special shareholder meeting held in November 2010.  Additionally, the Company accounted for a loss of $1,317,500 on stock based compensation expenses associated with the issuance of common shares during the fiscal year.

For the fiscal years of 2010 and 2009 much of the Company’s resources were directed at maintaining the Company in good standing and developing a business plan.

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

 12 | P a g e

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.

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

Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

 13 | P a g e

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Previsto International Holdings Incorporated
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)

December 31, 2010 and 2009

 14 | P a g e

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Previsto International Holdings Incorporated
(A Development Stage Company)
Henderson, Nevada

We have audited the accompanying balance sheet of Previsto International Holdings Incorporated (formerly Health Anti-Aging Lifestyle Options, Inc.), (a Development Stage Company) (the “Company”) as of December 31, 2010 and 2009 and the related statements of expenses, changes in stockholders’ equity (deficit), and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Previsto International Holdings Incorporated (formerly Health Anti-Aging Lifestyle Options, Inc.) as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for the periods noted above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

October 28, 2011

 15 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
As at	2010	2009
	$	$
ASSETS
CURRENT

Cash and cash equivalents	3,308	445

TOTAL ASSETS	3,308	445

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	177	-
Due to related party (Note 5)	7,500	-
Due to a non-related party (Note 5)	34,764	34,764

TOTAL LIABILITIES	42,441	34,764

STOCKHOLDERS’ DEFICIT

COMMON STOCK
Authorized: 200,000,000 shares, $0.001 par value
Issued and outstanding: 7,811,000 shares
(December 31, 2009: 311,000 shares)	7,811	311

ADDITIONAL PAID-IN CAPITAL	6,165,875	4,848,374

DEFICIT ACCUMULATED PRIOR TO DECEMBER 31, 2002	(2,296,158)	(2,296,158)

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(3,916,661)	(2,586,846)

TOTAL STOCKHOLDERS’ DEFICIT	(39,133)	(34,319)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	3,308	445

See accompanying Notes to the Financial Statements

 16 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
STATEMENTS OF EXPENSES

	Year Ended December 31, 2010	Year Ended December 31, 2009	Unaudited For the Period From December 31, 2002 (Inception of Development Stage) To December 31, 2010
	$	$	$

OPERATING EXPENSES

General and administrative expenses	12,315	8,804	2,599,161
Compensation expense	1,317,500	-	1,317,500
	1,329,815	8,804	3,916,661
NET LOSS	(1,329,815)	(8,804)	(3,916,661)

LOSS PER SHARE

Basic and diluted	(0.94)	(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and diluted	1,408,260	311,000

See accompanying Notes to the Financial Statements

 17 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Shares	Stock Amount	Additional Paid in Capital	Advances Under Share Exchange Agreement	Deficit Accumulated Since Inception	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Balance December 31, 2002 - re-entered development stage) (unaudited)	335,110	335	4,758,350	(2,297,768)	(2,296,158)	164,759

Advances in year	-	-	-	(30,000)		(30,000)

Issue of common stock at a price of $0.01 per share	100,000	100	49,900	-	-	50,000

Rescission of share exchange agreement	(204,110)	(204)	204	2,327,768	-	2,327,768

Net loss – December 31, 2003 (unaudited)	-	-	-	-	(2,456,541)	(2,456,541)

Balance December 31, 2003	231,000	231	4,808,454	-	(4,752,699)	55,986

Net loss - December 31, 2004 (unaudited)	-	-	-		(33,765)	(33,765)

Balance December 31, 2004	231,000	231	4,808,454		(4,786,464)	22,221

Issue of common stock on November 7, 2005 at $0.01 per share pursuant to exercise of warrants	80,000	80	39,920		-	40,000

Net loss - December 31, 2005 (unaudited)	-	-	-		(22,325)	(22,325)

Balance December 31, 2005	311,000	311	4,848,374		(4,808,789)	39,896

Net loss - December 31, 2006 (unaudited)	-	-	-		(22,122)	(22,122)

Balance, December 31, 2006	311,000	311	4,848,374		(4,830,911)	17,774

Net loss - December 31, 2007 (unaudited)	-	-	-		(20,940)	(20,940)

Balance, December 31, 2007	311,000	311	4,848,374		(4,851,851)	(3,166)

Net loss - December 31, 2008 (unaudited)	-	-	-	-	(22,349)	(22,349)

Balance, December 31, 2008	311,000	311	4,848,374	-	(4,874,200)	(25,515)

Net loss - December 31, 2009	-	-	-	-	(8,804)	(8,804)

Balance, December 31, 2009	311,000	311	4,848,374	-	(4,883,004)	(34,319)

Shares issued for settlement of related party debt October 5, 2010 at $0.001 per share	3,500,000	3,500	521,501	-	-	525,001

Shares issued for settlement of related party debt December 7, 2010 at $0.001 per share	4,000,000	4,000	796,000	-	-	800,000

Net loss – December 31, 2010	-	-	-	-	(1,329,815)	(1,329,815)

Balance, December 31, 2010	7,811,000	7,811	6,165,875	-	(6,212,819)	(39,133)

See accompanying Notes to the Financial Statements

 18 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Unaudited For the Period From December 31, 2002 (development stage) To December 31, 2010
	$	$	$
OPERATING ACTIVITIES
Net Loss	(1,329,815)	(8,804)	(3,916,661)

Adjustments to reconcile net loss to net cash used in operating activities:
- Loss on rescission of share exchange agreement	-	-	2,388,776
- Stock compensation expense	1,317,500	-	1,317,500

Changes in operating assets and liabilities:
- (Decrease) increase in accounts payable and accrued liabilities	177	(20,662)	177

Net cash (used in) operating activities	(12,138)	(29,466)	(210,208)

INVESTING ACTIVITIES
Proceeds from sale of shares in development stage company	-	-	80,000

Net cash provided by (used in) investing activities	-	-	80,000

FINANCING ACTIVITIES
Advance from a related party	15,001	8,000	15,001
Advance from a non-related party	-	16,764	-
Sale of common stock for cash	-	-	90,000

Net cash provided by financing activities	15,001	24,764	105,001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,863	(4,702)	(25,207)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	445	5,147	28,515

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,308	445	3,308

NON-CASH TRANSACTIONS

Settlement of related party debt through issuance of common stock	(7,501)	-	(7,501)

Reclass from related party to third party debt	-	$18,000	$18,000

See accompanying Notes to the Financial Statements

 19 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Previsto International Holdings Incorporated (the “Company”) was incorporated in the state of Utah as Daur & Shaver, Inc. on October 24, 1986. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities”. The Company’s principal business plan up to December 31, 2002 was to provide products and services in the health, wellness and anti-aging industry.  The Company is now searching for, identifying and entering into an investment, either through funding or acquisition, in a new business operation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As at December 31, 2010 and 2009, the Company has cash equivalents in the amount of $ nil and $nil are over the federally insured limit.

Stock-based compensation

The Company has adopted ASC topic 718, “Compensation – Stock Based Compensation” to require companies to record as expense the fair value of equity-based compensation, including stock options and warrants, over the applicable vesting period.  ASC topic 718 also requires more extensive disclosures concerning stock options than required under previous standards.  The new standard applies to option grants made after adoption, as well as options that have not vested at the date of adoption.  As at December 31, 2010 and 2009 and for the years then ended the Company has not issued any stock options or similar equity instruments.

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

For the years ended December 31, 2010 and 2009, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

 20 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

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

 21 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Recent accounting pronouncements

The Company does not expect that the adoption of new accounting pronouncements will have a material effect on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3– COMMON STOCK

On September 30, 2010, the Company decreased its authorized capital from 200,000,000 shares to 4,000,000 shares. On October 4, 2010, it effected a reverse stock split on a 1 for 50 basis such that each shareholder will hold one share for every fifty shares previously held, resulting in 311,000 common shares issued and outstanding.  The Company’s stock transactions disclosed in these financial statements have been restated retroactively to reflect the reverse stock split for all periods presented.

On October 5, 2010, the Company sold 3,500,000 shares for proceeds of $3,500.  The Company recorded a stock compensation expense of $521,501 to record the difference between the market value and par value ($0.001) of the shares.

On November 17, 2010, the Company adopted amended and restated Articles of Incorporation and amended Bylaws.  On November 18, 2010, the Company increased its authorized capital back up to 200,000,000 shares with a par value of $0.001 per share and changed the name of the Company to Previsto International Holdings Incorporated.

 22 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE 3– COMMON STOCK (continued)

On December 7, 2010, the Company issued 4,000,000 shares to settle a related party advance of $4,000 from the Company’s president. The Company recorded a stock compensation expense of $796,000 to record the difference between the market value and par value ($0.001) of the shares.

As at December 31, 2010 and 2009, there are no shares subject to warrants, agreements or options.

NOTE 4 – INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The Company had net operating loss carryforwards for income tax reporting purposes of $877,290 and $169,325 as of December 31, 2010 and 2009, respectively that may be offset against future taxable income. These net operating loss carryforwards begin to expire in 2009.

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
	$	$
Net operating loss carry forwards (to 2029)	6,212,819	4,883,004

Less: rescission of stock exchange agreement	(2,388,776)	(2,388,776)

Less: stock compensation expense	(1,317,500)	-
	2,506,543	198,070

Statutory tax rate	35%	35%

Deferred tax assets - net operating loss carry forwards	877,290	69,325

Less: Valuation allowance	(877,290)	(69,325)

Net deferred tax assets	-	-

 23 | P a g e

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED
(Formerly Health Anti-Aging Lifestyle Options, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE 5 – RELATED AND NON-RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the President of the Company advanced $15,000 towards working capital (December 31, 2009 - $nil),  $7,500 of this advance was settled through the issuance of 7,500,000 shares of common stock in the capital of the Company.

At December 31, 2010, the Company is indebted $34,764 (December 31, 2009 - $34,764) to a non-related party for cash advanced and for the acquisition of past debt.  This loan is non-interest bearing, unsecured and due on demand.

NOTE 6- SUBSEQUENT EVENTS

On June 30, 2011, the Company sold 7,000,000 shares for proceeds of $35,000.

 24 | P a g e

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the reporting period covered by this report on Form 10-K, we determined to change our principal independent registered public accounting firm.  On July 19, 2011 the firm of Chang Lee, LLP, was dismissed as the principal independent registered accounting firm for the Company and we engaged a new principal independent registered public accounting firm to provide services for the years ended December 31, 2011, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended. The Company’s Board of Directors recommended and approved the decision to change the Company’s principal independent registered public accounting firm.

Notification of this event was not filed on Form 8-K, pursuant to the filing of a Form 15 filed with the Securities and Exchange Commission on September 11, 2009.

Chang Lee LLP’s reports on our audited financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that its audit report for the fiscal years ended December 31, 2008 and 2007 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

In connection with its audit for the fiscal years ended December 31, 2008 and 2007 and during the subsequent interim period through July 19, 2011, the date of the dismissal of Chang Lee, LLP, there were no disagreements with Chang Lee, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee, LLP, would have caused Chang Lee, LLP to make reference to the subject matter of the disagreement in connection with its report, nor were there any “reportable events” as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

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

 25 | P a g e

In August 2009 the Company’s management concluded that if the internal control over financial reporting design has material weaknesses and is concluded to be ineffective than the disclosure controls and procedures are ineffective as well. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

As of December 31, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following deficiencies, that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of December 31, 2010:

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

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2010 the majority of the preparation of financial statements was carried out by one person.  Additionally, we currently only have one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of December 31, 2010, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

 26 | P a g e

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title

Randy Weston	48	Principal Executive and Principal Financial Officer, President, Secretary/Treasurer, Principal Accounting Officer and Director

Background of Officers and Directors

Randy Weston (age 48) has been the President, Principal Executive and Principal Financial Officer, Secretary-Treasurer, Principal Accounting Officer and sole director of the Company since September 21, 2009.

 27 | P a g e

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

 28 | P a g e

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

Our stockholders may recommend candidates for nomination as directors.  Any such recommendation must include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and us within the last three fiscal years.  Any such future recommendations should be sent to: Previsto International Holdings Incorporated, 36 Palazzo Terrace, Henderson, NV 89074, Attn:  President.

 29 | P a g e

There have been no recommended nominees from our stockholders.  We do not pay any fees to third parties to evaluate or identify potential nominees.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to our executive officers during the year ended December 31, 2010 for all services rendered in all capacities during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Randy Weston	2010	0	0	0	0	0	0	0	0
CEO, CFO, President,	2009	0	0	0	0	0	0	0	0
Secretary/Treasurer, Principal Accounting Officer	2008	0	0	0	0	0	0	0	0

David Alley	2010	0	0	0	0	0	0	0	0
(Former CEO, CFO,	2009	0	0	0	0	0	0	0	0
President, Secretary/ Treasurer, Principal Accounting Officer- resigned September 21, 2009)	2008	0	0	0	0	0	0	0	0

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

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year; December 31, 2010.

 30 | P a g e

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Randy Weston	0	0	0	0	0	0	0

There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 31, 2010 with the computation being based upon 7,811,00 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Randy Weston [1]	7,500,000	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	96.02%

All Officers and Directors as a
Group (1 Person)	7,500,000		96.02%

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

During the year ended December 31, 2010, our president advanced $15,000 towards working capital (December 31, 2009 - $nil),  $7,500 of this advance was allocated towards the purchase of 7,500,000 shares of common stock in the capital of the Company.

 31 | P a g e

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

2010	$-
2009	$3,225

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-
2009	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$-
2009	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$-
2009	$-

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

 32 | P a g e

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Restated Certificate of Registration of Previsto International Holdings Incorporated			3.1	X

3.2	Amended and Restated Articles of Incorporation			3.2	X

3.3	Amended and Restated Bylaws			3.3	X

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

 33 | P a g e

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 28th day of October, 2011.

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED (Formerly Health Anti-Aging Lifestyle Options, Inc.)

BY:	/s/ RANDY WESTON
Randy Weston, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

 34 | P a g e

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Restated Certificate of Registration of Previsto International Holdings Incorporated			3.1	X

3.2	Amended and Restated Articles of Incorporation			3.2	X

3.3	Amended and Restated Bylaws			3.3	X

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

35 | P a g e