Form 10-K/A
period 2010-12-31
PREVISTO INTERNATIONAL HOLDINGS Inc
filed 2012-04-18
CIK 805902

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [   ] Yes   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:     [X] Yes No [   ]

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

EXPLANATORY NOTE

            This amendment to Form 10-K is being filed in response to a certain comment made by the staff of the SEC in a facsimile dated March 28, 2012.  In response to such comment, we have amended our Form 10-K to revise the cover page and our disclosures throughout the filing to clearly convey that our common shares are not registered, pursuant to a Form 15 filing made on September 11, 2009 to terminate our registration under Section 12(g) of the Exchange Act of 1934.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on November 1, 2011.

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

    On September 11, 2009, we filed a Form 15 to terminate our registration under Section 12(g) of the Exchange Act of 1934 with the Securities and Exchange Commission. The filing of Form 15 was made under Rule 12g-4(a)(1). Subsequent to the filing of the Form 15, the Company’s securities continued to be traded on the Pink Sheets under the trading symbol “HLOI” .

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

Public Market for Common Stock

   On September 11, 2009, we filed a Form 15 to terminate our registration under Section 12(g) of the Exchange Act of 1934 with the Securities and Exchange Commission. The filing of Form 15 was made under Rule 12g-4(a)(1). Subsequent to the filing of the Form 15, the Company's securities continued to be traded on the Financial Industry Regulatory Authority’s (FINRA) Over-the-Counter Pink marketplace under the name “Previsto International Holdings Incorporated” and under the symbol “HLOI”.  Our common stock par value is $0.001 per share.

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

 32 | P a g e

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Restated Certificate of Registration of Previsto International Holdings Incorporated	10-K	November 1, 2011	3.1

3.2	Amended and Restated Articles of Incorporation	10-K	November 1, 2011	3.2

3.3	Amended and Restated Bylaws	10-K	November 1, 2011	3.3

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

 33 | P a g e

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on behalf by the undersigned, thereto duly authorized on this 18th day of April, 2012.

PREVISTO INTERNATIONAL HOLDINGS INCORPORATED (Formerly Health Anti-Aging Lifestyle Options, Inc.)

BY:	/s/ RANDY WESTON
Randy Weston, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

 34 | P a g e

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Restated Certificate of Registration of Previsto International Holdings Incorporated	10-K	November 1, 2011	3.1

3.2	Amended and Restated Articles of Incorporation	10-K	November 1, 2011	3.2

3.3	Amended and Restated Bylaws	10-K	November 1, 2011	3.3

14.1	Code of Ethics	10-KSB	March 30, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

35 | P a g e